Form 10-K
period 2023-09-30
RICHTECH ROBOTICS INC.
filed 2024-01-11
CIK 1963685

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2023

OR

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to ___________________

Commission file number: 001-41866

RICHTECH ROBOTICS INC.

(Exact name of registrant as specified in its charter)

Nevada	88-2870106
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4175 Cameron St Ste 1

Las Vegas, NV 89103

(Address of principal executive offices)

(866) 236-3835

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Trading Symbol(s):	Name of Each Exchange on Which Registered:
Class B Common Stock, par value $0.00001 per share	RR	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of January 11, 2024, there were 44,353,846 shares of Class A common stock outstanding and 20,888,410 shares of Class B common stock outstanding.

i

PART I

CAUTIONARY NOTE ON FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (this “Report”) contains forward-looking statements that involve risks and uncertainties. You should not place undue reliance on these forward-looking statements. Our actual results could differ materially from those anticipated in the forward-looking statements for many reasons, including the reasons described in our “Business,” “Risk Factors,” and “Management Discussion and Analysis of Financial Condition and Result of Operations” sections, as well as those discussed elsewhere in this Report. In some cases, you can identify these forward-looking statements by terms such as “anticipate,” “believe,” “continue,” “could,” “depends,” “estimate,” “expects,” “intend,” “may,” “ongoing,” “plan,” “potential,” “predict,” “project,” “should,” “will,” “would” or the negative of those terms or other similar expressions, although not all forward-looking statements contain those words.

Our operations and business prospects are always subject to risks and uncertainties including, among others:

●	Our ability to secure raw materials and components to manufacture sufficient quantities of robots to match demand;

●	Our ability to secure enterprise clients and deals in the face of growing competition;

●	Assumptions around the speed of robotic adoption in service environments;

●	Assumptions relating to the size of the market for our products and services;

●	Unanticipated regulations of robots and automation that add barriers to adoption and have a negative effect on our business;

●	Our ability to obtain and maintain intellectual property protection for our products; and

●	Our estimates of expenses, future revenue, capital requirements and our needs for, or ability to obtain, additional financing.

The forward-looking statements in this Report represent our views as of the date of this Report. We anticipate that subsequent events and developments will cause our views to change. However, while we may elect to update these forward-looking statements at some point in the future, we have no current intention to do so except to the extent required by applicable law. You should, therefore, not rely on these forward-looking statements as representing our views as of any date subsequent to the date of this Report.

Unless the context requires otherwise, references in this Report to “we,” “us,” “our,” “our company,” “the Company” or similar terminology refer to Richtech Robotics Inc., including its consolidated subsidiaries.

ITEM 1. Business

Overview and Recent Developments

We are a developer of advanced robotic technologies focused on transforming labor-intensive services in hospitality and other sectors currently experiencing unprecedented labor shortages. With a global R&D team based out of China and the United States, we design, manufacture and sell robots to restaurants, hotels, senior living centers, casinos, factories, movie theaters and other businesses. Our robots perform a variety of services including restaurant running and bussing, hotel room service delivery, floor scrubbing and vacuuming, and beverage and food preparation. We design our robots to be friendly, customizable to client environments, and extremely reliable. For example, our food service delivery robots typically make over 1000 deliveries every month in busy environments. Our current customer base includes major hotel brands, national chain restaurants, leading senior care facilities, and top casino management companies.

Our mission is to integrate robotics and automation into our everyday lives. We envision ourselves becoming the first robotics “Super-operator,” where thousands of our robots are deployed out in the field and managed by Richtech’s AI Cloud Platform (ACP). As a Super-operator, our robotic fleet will be performing a wide variety of tasks within a business, from completing deliveries and scrubbing floors to cooking noodles and preparing drinks. Our ACP platform will allow businesses to plug in their robots and immediately leverage an immense amount of data to optimize workflows, lower management complexity, and minimize labor dependency.

In 2022, we executed a Master Service Agreement (“MSA”) with a major hotel brand with over 5,000 properties worldwide. As of September 30, 2023, we have begun a nationwide rollout of our products to this customer’s hotel locations under this MSA. We also entered into an MSA with one of the nation’s largest restaurant chains with over 2,000 locations in the United States. As of September 30, 2023, we have received a lease order of $9,000 under this MSA. Additionally, we entered into an MSA with one of the top casino companies in the United Sates. As of September 30, 2023, we have recognized $306,914 in revenue under this MSA. For more details on the MSAs, please see section entitled “— Material Contracts.” We are in pilot/testing phases with over a dozen other national enterprises in the hospitality sector. These enterprise customers, which is defined as companies with annual revenues over $1 billion, have placed service automation as one of their top innovation priorities as they struggle to adapt to the ongoing labor shortage. Percentage of sales attributable to our enterprise customers in fiscal year 2023 and 2022 were 3.82% and 2.06%, respectively. Percentage of sales attributable to our MSA customers in fiscal year 2023 and 2022 were 3.40% and 0.77%, respectively. All of our MSAs are with enterprise customers.

In 2022, we successfully launched our ADAM food and beverage automation system. We deployed ADAM at multiple events around the country including for companies such as one of the “Big Four” accounting firms and a global alcoholic beverage company and for major U.S. celebrities.

In 2023, we have made significant progress in continuing to expand our reach into the market. Notable events include being nominated best of CES (formerly known as the Consumer Electronics Show) by Fortune in January, hosting executive events for the largest U.S. banks in Miami, partnering with hospitals to explore applications in the healthcare sector, and being featured on the Saturday broadcast of the most watched morning show in America, Fox and Friends on Fox News. We continue to roll out ADAM in stores across the country, with deployments completed in Los Angeles, New York, Las Vegas and additional deployments ongoing in New Jersey, San Francisco, and Oakland. Our R&D efforts have also been progressing at a steady pace, and we are on track to reveal new versions and new models of robots by end of year. We continue to connect with new customers and explore new applications as we steadily add more and more deployments nationwide.

The ADAM system we exhibited at these events was a proof of concept for a truly autonomous food and beverage system which would allow restaurants to eventually fully automate their back-of-house operations. This is major step in bringing restaurant automation to the next level. Looking to the future, we plan to rapidly expand our operations in the commercial B2C space by leveraging the ADAM system, and the innate advantages of a robotics enabled business.

We launched three locations with ADAM in late 2022 and the first half of 2023, in Los Angeles, Las Vegas and New York. We also deployed a mobile ADAM trailer that attended a New York parade in May 2023. These deployments represent a variety of beverages and venues. We have ADAM making coffee in a hotel lobby in Los Angeles, brick-and-mortar coffee shops in Greenpoint and Broadway in New York City, another coffee shop in Oakland California, boba tea inside The Forum Shops at Caesars in Las Vegas, and a smoothie stall upcoming in New Jersey inside a mall. This is a great representation of the wide applicability of environments that ADAM can be deployed in. We look forward to continuing to deploy ADAM across the country directly and through our partners.

Corporate History and Corporate Structure

Richtech Robotics Inc. was originally founded as Richtech Creative Displays LLC in Nevada in July 2016. The primary business at the time of incorporation was product development work related to machine vision used to process video feed and produce usable outputs. Applications of this work included interactive projection systems, facial recognition applications such as for temperature screening, and eventually environmental image recognition, obstacle avoidance recognition, and virtual positioning analysis necessary for indoor robot navigation. From 2019 to 2020, we designed, developed, and built indoor delivery robots. In response to COVID, we pivoted to providing temperature screening robots that utilized AI algorithms to detect a face and pinpoint the location of the forehead to take an accurate temperature measurement. As fears around COVID subsided and the labor shortage took hold, we pivoted back to providing delivery robots and other service-related robots.

Our Products and Services

Our products are categorized into three kinds of service automation: indoor transport and delivery, sanitation, and food and beverage automation. Our target market is the hospitality sector, which includes restaurants, hotels, casinos, resorts, senior care, hospitals, and movie theaters. We also plan to leverage our expertise in food automation to bring services directly to the consumer with the ADAM system which is discussed below.

The majority of our robots can be characterized as Autonomous Mobile Robots (AMRs), meaning that our robots can understand and move through their environment independently. AMRs differ from their predecessors, Autonomous Guided Vehicles (AGVs), which rely on tracks or predefined paths and often require operator oversight. Our AMRs understand their environment through an array of advanced sensors, with the primary sensor being a LiDAR which stands for Light Detection and Ranging. The LiDAR is able to create a 2D map of the environment by sending out laser pulses and measuring the time it takes to bounce back, similar to sonar but far more accurate. Secondary sensors such as RGBD cameras that detect color and depth of images, ultrasonic proximity sensors, and standard AI machine vision that can recognize objects are used in sync to create an in-depth understanding of the robot’s environment. These sensors, combined with a robust navigation software stack based on AI algorithms, provides our robots the ability to perform dynamic path planning through their environments.

The ACP service is a business optimization tool that allows customers to benefit from the rich operational data generated by the robots. Each AMR can operate independently in the real world and report data up to the ACP. The ACP can then utilize the data to optimize workflows, enhance guest experiences, and minimize waste. The ACP will store robot utilization metrics for analyses and reporting, providing clients with detailed operational data.

Indoor Transport and Delivery

In the transport and delivery category we have two main product lines, the Matradee line of server assistant robots geared towards restaurants and restaurant-like environments, and the Richie and Robbie line of room service robots that can service hotels, resorts, casinos, and health care facilities.

Matradee is a robot designed for dining spaces that can be used for bussing, serving, hosting, advertising, and entertaining. For example, Matradee will transport food from the kitchen to the table where a waiter can come by and serve the guests. The waiter could then load the Matradee with dirty plates and send it to the dish washing zone in the kitchen. This keeps the waiter on the floor serving guests and reduces physical stress on the waiter. The robot is designed to operate in narrow and busy environments, navigating around tables and people in order to get to its destination. Typically, a Matradee will perform over 1000 deliveries per month in a busy restaurant. On the ACP, clients can review number of deliveries, distance traveled, hours of operation, utilization patterns over time, and manage their robotic fleet.

Matradee was designed to have a large carrying capacity and to be able to carry as much food as three to four waiters combined per trip. The robot is designed to be extremely stable so that it can carry wine glasses and delicate food items without spilling. It can also be used to greet guests at the reception area and lead them to their table. With a battery life of eight to fourteen-hours between charges, the Matradee can run for the entire day without taking a break. When multiple robots are deployed in the same space, the robots communicate over short-range radio waves to coordinate and make way for each other.

One of the biggest advantages of the Matradee is the ease of deployment and reliability. Standard deployments involving full installation and staff training are typically completed within three to four hours. The robot is not connectivity dependent and can operate fully offline. These features decrease the difficulty of deployments and dramatically increase the variety of environments in which the Matradee can be deployed successfully. This allows more deployments, lower costs, and faster scaling.

The Matradee is currently deployed in restaurants, hotels, casinos, senior living homes, and factories. Many of these businesses have either restaurants or have restaurants-like businesses so the primary task the robot performs is delivering food from the kitchen to the tables, and bussing dirty dishes back to the dishpit. Some factory clients also utilize the Matradee for delivery of parts by making use of the remote summoning feature to call the robot to specific stations to pick up items for delivery.

Richie and Robbie are our room service delivery robots, that are elevator enabled and can traverse over 850,000 sq. ft. This robot is able to make deliveries to any destination inside a building. The robot can call the elevator to travel up and down floors, and once it gets to its destination, it notifies the guest that their delivery has arrived. These robots navigate using the same principles as the Matradee, a combination of sensors and AI-based navigation algorithms.

Richtech also provides a number of accessories that work to further optimize Richie and Robbie. An automated vending machine (AVM) can be deployed to automatically dispense commonly requested items such as water or toothpaste directly into the compartment of the robot, allowing for a fully automated delivery process. Guests can place orders directly through their phone via a client app or scannable QR code menu. Fully automated deliveries are expected to be fast and reliable, without the need to heavily engage staff. In addition to being a great labor-saving tool, these robots can increase hotel revenue by broadening room service availability hours and making it easier for guests to place orders.

All data is reported back to the ACP for reporting and analysis. The ACP provides clients with detailed breakdowns of delivery metrics including, but not limited to, travel distance, number of deliveries, duration, and status of the robots. The ACP also provides additional advanced features such as delivery playback, remote deployment, and instrument preemptive maintenance scheduling.

Other advanced features of these room service robots include:

●	Advanced door access control functions that will open doors via short range communication protocols;

●	Advanced “anti-trip” safety mechanisms for when a person attempts to block the robot with their feet;

●	360-degree sensor field of view at all times;

●	Delivery security features including pin-based and biometric access methods;

●	High-gradient tolerance of up to 13 degrees;

●	Intelligent AI recognition technologies that allows speed adjustments depending on environmental factors; and

●	Auto-docking to charging port when not in use to maximize uptime

Richie and Robbie were launched this year, and are currently being tested by our and hospital clients. Our first deployment in a Marriot Courtyard in Florida was successful and the client is looking to add additional robots. We have found that Richie and Robbie are extremely suited for daily pharmacy deliveries in hospitals. Typically, these deliveries are done by pharmacy techs who push carts around the hospital. The delivery volume is usually extremely high (at least once an hour) over very long distances, so an enclosed and locked robot that can navigate elevators is a perfect replacement for this labor.

Sanitation

CX	SX	MX

DUST-E is our autonomous commercial cleaning robot product line that features three distinct models, the CX, SX and MX.

The CX is our smallest robot designed to perform routine vacuum and mopping in spaces less than 10,000 sq. ft. The CX is tailored to indoor hard floor office environments. The system incorporates a base station tower that charges the robot, automatically exchanges dirty water for clean water, and empties the dust bin for maximum coverage and convenience. The CX, as with all robots in this line, has a pressurized mop and comes with optional UV disinfection.

The SX is for larger and more challenging environments under 100,000 sq. ft. The primary use case for the SX is in open commercial spaces such as lobbies of hotels and more challenging surfaces such as those of restaurants where there may be food debris and spills. The SX utilize a high-power vacuum and multi-roller system that categorizes the debris it picks up for a one-pass cleaning efficiency. The SX comes with a number of advanced features including a charging station with a ten-gallon clean water tank for automatic water exchange, scheduled cleaning functions, and precise localization that brings down the wall gap to just three centimeters.

Future models are expected to include an AI driven categorization system that adjusts the cleaning routine according to the type and intensity of the mess being cleaned.

The MX is our largest unit capable of cleaning spaces up to 500,000 sq ft. Designed with professional cleaning in mind, the MX is a floor scrubber tailored to large industrial and commercial spaces such as warehouses, factories, large hotel floors, event spaces, schools and universities, and department stores. The MX comes in a variety of configurations that accommodate different floor types from bare concrete to more sensitive vinyl tiles. Designed for heavy-duty cleaning, the MX comes with a 30-gallon water tank, weighs over 600 lbs., and provides a brush pressure of 13.2g/cm2.

Data collected by the ACP provide clients with utilization metrics as well as a cleaning maps which show the path the robot took during its cleaning routine. The ACP is expected to provide reminders for routine replacement of consumable and renewable components, and preemptive maintenance alerts for all robots.

Food and Beverage Automation

ADAM is our food and beverage automation robot. The core concept of ADAM is to develop a fully independent food and beverage business based entirely on robots and automation. The dual six-degree-of-freedom robotic arms are designed to provide the same level of flexibility as a human arm, allowing ADAM to easily emulate human movements. We designed ADAM to be friendly and approachable by giving it a white and round exterior, and designed it to look more like a robot than a human to avoid the “uncanny valley” effect. (The uncanny valley is a concept that suggests that humanoid objects that imperfectly resemble actual human beings provoke uncanny or strangely familiar feelings of uneasiness and revulsion in observers. “Valley” denotes a dip in the human observer’s affinity for the replica, a relation that otherwise increases with the replica’s human likeness.) Future features are expected to include adding natural language processing to allow customers to directly speak their orders to the robot as they would with an employee.

ADAM is capable of making a wide variety of beverages including coffee, craft cocktails, and Boba tea autonomously. In 2022, we rented the ADAM bartending system out for corporate and celebrity events. Clients included one of the “Big Four” accounting firms, a global alcoholic beverage company and a major U.S. celebrity. ADAM is a robotic development platform. On top of making a wide variety of beverages, the system is also able to perform deep frying tasks, and we plan to add noodle making functionality in Q2 of 2024. We plan to provide a software development kit (SDK) to third party developers to widen the applications in which ADAM can be deployed.

Our Industry

Our product family was designed to provide labor-intensive businesses with robotic automation solutions. We believe hospitality is the most labor-intensive industry, which is why we have deployed our robots across restaurants, hotels, casinos, hospitals, bars, event spaces, and senior living homes.

The nonindustrial service robotics market includes warehouse picker robots, self-driving floor scrubbers, customer service robots, delivery robots, surgery robots, food harvesting robots for agriculture, underground and underwater inspection robots, security robots, military defense robots, drug research robots and others. The market is currently in the phase where end-users and system integrators are still gaining experience in adoption and implementation of nonindustrial service robots. In North America, the primary driver for adoption is expected to be the ongoing trend to automate menial or non-value-adding-tasks. These tasks include cleaning, transport and delivery, and food preparation.

Market Opportunities

The primary market for our robots and automation tools are businesses that cannot find affordable or reliable labor to perform certain task. We believe that the current economic environment provides conditions that should drive growth. As of April 2023, the number of open job opportunities nearly doubles the number of unemployed Americans with over 10 million job openings. Two of the largest markets for our service robots are restaurants and hotels. As of 2022, there are over 660,000 restaurants operating in the U.S. employing almost 15 million people. As of 2022, there are over 130,000 hotels and motels currently in operation in the U.S. representing over five million hotel rooms. According to an American Hotel and Lodging Association survey, 97% of its members reported a worker shortage. Federal Reserve Chair Jerome Powell stated in his speech on November 30th, 2022 that there is a “current labor force shortfall of roughly 3-1/2 million people.”

We believe our products not only provide a solution to the labor challenges faced by businesses today, but also a way to improve guest experience, lower operation costs and complexity, and provide a path to growth and scalability.

Our Competitive Strengths

We believe we are one of the current leaders in the service robotics market for the following reasons:

●	First Mover Advantage: The nonindustrial service robotics market has no clearly defined market leader. Our Matradee robot is one of the earliest restaurant service robots to launch in the U.S. market, and we believe we are recognized by customers and competitors as an established brand in the restaurant service robotics space. We believe that there is only one other competitive product that was launched for room service delivery prior to our Richie and Robbie being introduced to the market. Based on our extensive knowledge of the service robotics industry, we believe ADAM to be one of the earliest commercialized humanoid robots in the U.S. that can be utilized to serve both food and beverages in a real-world environment. We have not seen any other robot like ADAM that has come to market and been deployed at any scale.

●	Reliable Technology: Our reliable AI navigation and obstacle recognition algorithms provides our robots with what we believe is best-in-class reliability and performance. The combination of advanced sensors and redundant obstacle avoidance protocols makes our robots extremely safe and intelligent. The ACP maximizes the potential of the data generated by these robots to provide clients a level of insight into the day-to-day operation of their businesses. Advanced features of the ACP include robot control and analysis systems, preemptive maintenance systems, and business optimization systems.

●	Broad Product Offerings and Synergies: Unlike our competitors that only provide one robot or one type of robot, we have a breadth of robotic solutions to deploy depending on a client’s needs. This is very advantageous as we can bring in new customers from a variety of different use cases and attempt to encourage customers to consider our other robotic solutions, providing a holistic approach to our client’s needs. If a hotel client is having difficulty finding servers for their restaurants, they are most likely also experiencing shortages in cleaning staff, front desk staff, room service staff, cooks, greeters, bartenders etc. Having a variety of products not only provides clients with a one-stop-shop for their service robotic needs, it also creates the impression that we are a reliable resource to consult as they approach the general adoption and implementation of robotic solutions across different sectors of their business.

●	Distribution: We have an extensive network of distribution channels with over 30 regional and national distributors. These distribution partners span across a broad array of sectors including healthcare, senior living, hotels, and restaurants. Distribution partners are engaged after a review of market opportunities they bring to Richtech and their company’s capabilities as a distributor. During this engagement process distribution terms are discussed and a distribution agreement is eventually signed. In 2022, 20-30% of total revenue was generated through these distribution channels.

●	Enterprise Partnerships: We have executed MSAs with several large enterprise customers that in total represent over 9,000 restaurant and hotels. We have on-going pilot programs with ten enterprises that represent over 40,000 locations. Our enterprise customers represent the largest players in the restaurant, hotel, senior living, and casino industries. We believe our ability to form enterprise level partnerships will be a major differentiating factor between us and competitors over the next two-three years.

●	Business Model: Richtech is at the forefront of the service robotics market with its current technology and resources to launch a robotics-based franchise business. We believe this is the best way to capitalize on our technology allowing us to produce food and beverage delivery products at a lower cost than competitors. This business model also solves for two of the significant problems the hospitality industry currently faces, labor and quality control.

●	Market Coverage: Richtech currently provides deployment and maintenance services to the entire continental United States and Hawaii. We have deployments in 37 states and anticipate adding more on a monthly basis. Our ability to maximize the addressable market should accelerate the growth of our business. With a larger market share, we can utilize economies of scale to better compete against our competitors.

Our Strategies

We intend to establish ourselves as the leading provider of service robotic solutions by developing, manufacturing, and deploying novel products that address the growing need for automation in the service industry. The key components to our growth strategy include:

●	Building our commercial organization: We plan to expand our sales teams to increase our coverage across all hospitality sectors. We have already begun connecting with external regional sales teams in the food and beverage space and having them introduce our products to their existing customer base. This effort is being spearheaded by our Vice President of External Sales, who has over 30 years’ experience launching technology products.

●	Penetrate the hotel market with Richie and Robbie: We will continue to work with hotel clients to implement room service robots. Our hotel enterprise customer is planning to make our robots a brand standard across all their hotels. We will also be launching the AVM to assist in proving the use case and improving return on investment for clients. Once we enter into a formal agreement with our hotel enterprise customer we expect adoption to scale quickly as we expect to deploy thousands of robots across the United States.

●	Launch and scale our robotics franchise brand: We have already secured a space inside The Forum Shops at Caesars Palace in Las Vegas, NV, as the first location of our robot restaurant franchise. A robotics-based restaurant business addresses the two biggest challenges facing franchisees of traditional restaurants today, which are labor and quality consistency. This opens the way for a wide variety of scalable businesses based on the ADAM system. We plan to prove this concept in Las Vegas and invite franchisees to purchase ADAM systems to deploy across the United States. We expect that this will generate significant recurring revenue.

●	Establish enterprise partnerships: We plan to continue to place strong emphasis on forming enterprise relationships in the hotel, restaurant, casino, and senior living sectors. We see enterprise adoption as the biggest stepping stone towards our success. By securing enterprise clients, we will be able to represent ourselves as the most qualified vendor in the service robotic market.

●	Penetrate the education and government markets: We plan to expand our marketing and sales efforts in the education sector as schools and universities represent a significant share of the commercial cleaning robot market. We also plan to form a specialized public sector sales team specifically to target education opportunities and other governments contracts.

●	Expanding our R&D team: We intend to continue to invest heavily in the technical development of new robots and expand our service offerings. This will require us to form additional technical teams to support this development. For example, we plan to launch a senior care focused line of robotic solutions as we have identified senior living is one of the most understaffed sectors in the United States. This new line of robotics will be focused on alleviating skilled nursing duties and substituting for strenuous repetitive tasks that are necessary to keep elderly guests healthy.

Our Challenges

The challenges the Company currently faces include the following:

●	Market Competition: Like with all companies, we face pressure from competitors particularly in the restaurant space. This puts pressure on our margins and increases marketing and sales costs. These competitors are listed in the next section.

●	Customer Education and Adoption: Since service robotics is still very new, customers are slow to make decisions and must go through a testing process to ensure the robots work for their business. This slows down the sales process which increases the cost of sales.

●	Service Coverage and Costs: Our customers are spread across the country, and we have not yet reached the scale where we can support a nation-wide maintenance network. Therefore, currently have to rely on local third-party resources which are costlier.

●	Labor Shortage: Even though we are a robotics company, we are not immune to the labor shortage. It has been challenging to staff certain technical and non-technical positions. It has also gotten costlier to attract good talent.

●	Rising Cost of Raw Materials: Inflationary pressures are also a concern as it is difficult to make reliable projections for the cost of components. This means profit margins could be affected, and our pricing would need to re-evaluated on a regular basis.

Competition

The service robotics market is new so there is only a limited number of competitors. With the quality of our products, first mover advantages, enterprise partnerships, and a holistic approach to customer needs, we believe we are in a strong position to win a large portion of the market and establish ourselves as the premier provider of service robotics in the hospitality space. Our ACP platform also provides a unique advantage as we believe no competitor is able to match the breadth of information we can collect through implementing robots in multiple sectors of a client’s business.

The companies which pose the greatest competitive challenges to us, by product line, are listed below:

●	Matradee

●	Bear Robotics, Inc.: Bear Robotics, based in Redwood City, California, offers the Servi robot. This robot is a round restaurant robot that is smaller, costlier to own, and less reliable than our Matradee. This is because Bear only offers customers a Robot-as-a-Service (RAAS) pricing model while we offer customers the ability to own the robot. The tray on our Matradee is 40% larger and we have one extra tray, which means our robot provides 60% more capacity than Servi. Additionally, Matradee is network independent while Servi requires constant network connectivity to function reliably.

●	Pudu Technology Inc.: Pudu is robotics company based out of China that manufactures a variety of delivery robots. While Pudu robots are cheaper, they only operate in the United States through a distributor network and have no direct customer support or service network.

●	Richie and Robbie

●	Savioke, Inc.: Founded in 2014, their Relay robot performs similar room service delivery tasks as Richie and Robbie. However, their robot has continued to face technical challenges which has stifled their growth. Our robots have larger carrying capacities and accessory functions such as the AVM which we believe provides more value to customers. Savioke was acquired by Relay Robotics Inc. in May 2022. (https://www.hospitalitynet.org/news/4110253.html)

●	DUST-E

●	Avidbots Corp: Avidbots is a Canadian company that designs and manufactures Neo, which is a functional equivalent of the DUST-E MX. The MX offers similar functionality for over $10,000 less, and lower maintenance costs. Avidbots do not manufacture any other models of cleaning robots outside of Neo, limiting their ability to compete with us to only large public and commercial spaces.

●	Tennant Company: Based in Minnesota, Tennant’s T7AMR and equivalent robotic ride-on floor scrubbers are direct competitors to the MX. Tennent does not provide smaller cleaning robots limiting their ability to compete with us to only large public and commercial spaces. Additionally, the T7AMR is extremely bulky as it is designed to have a seat for the rider which severely limits its applications in environments that have narrow hallways such as schools, hospitals, and universities.

●	ADAM

●	Miso Robotics Inc.: Miso Robotics produces single robotic arm food restaurant automation robot, Flippy. Miso has only a handful of live deployments, and the majority of deployments they do have are in test environments with partners. We expect that ADAM will be serving hundreds of real customers every day before Flippy gets out of development and testing.

●	Cafe X Technologies, Inc.: A Silicon Valley startup, Cafe X is a robotics coffee bar company that has implemented two robotic kiosks inside the San Francisco airport and one inside a museum in Dubai. ADAM is able to provide a wider array of food and beverage choices to customers.

Our Operations

The Company is organized in a functional structure with sales, marketing, tech support, customer service, product development, creative design, manufacturing, procurement, accounting, and administration departments. Executive decisions are communicated to department managers to execute. The CEO directly oversees the product development, creative design, and administration teams. He also provides directives to other departments and executives as he sees fit. The COO has primary responsibility over the sales, marketing, tech support, and customer service teams as well as the coordination of different departments on large-scale projects. The CFO has primary responsibility for procurement, manufacturing, and accounting departments.

Product development teams carry out research and development tasks and are organized according to product category. Each development team is comprised of several engineers linked with a product manager, and work closely with the creative design and manufacturing teams. Employees may belong to multiple product development teams at the same time as there is significant technical overlap in AMR development. The development teams are overseen directly by the CEO and is are responsible for the ideation, engineering, and testing of new robots.

Customer facing departments which include sales, marketing, tech support, and customer service utilize a variety of technology tools to keep clear customer records and respond to customer requests. These tools include Salesforce CRM, ClickUp, Zoominfo, Apollo.io, Jotform, Zendesk, Zoom, and Google Workspace. Salesforce is used as the preferred CRM for sales recordkeeping. ClickUp, Zendesk and Jotform are used by the customer service and tech support team to keep track of customer requests and schedule robot installations. Zoominfo and Apollo.io are utilized for lead generation by the sales and marketing teams. Zoom and Google Workspace are used across the company for meetings, email, and filesharing. The technical support department also provides feedback to the product development team regarding any issues customers experience with the robots out in the field, as well as requests for additional features.

Internal departments which include procurement, manufacturing, and accounting are overseen by the CFO. The manufacturing and procurement departments primary focus is maintaining supply chains and delivery timelines specified by the CFO based on projections made according to sales data. The accounting team processes accounts payables and receivables, audits internal accounting records, and generate financial reports.

Our Revenue Model

Our business model is currently a combination of direct sales and robotics-as-a-service (RAAS). We both sell and lease our robots to customers and provide accompanying services such as deployment, maintenance, and warranty services. To provide an effective comparison, the table below shows the sales made under Richtech.

	FY2023	FY2022
Product Sale	91.0%	61.7%
Service Sale	5.7%	31.0%
Lease	2.3%	7.3%
Other	1.0%	0.0%

Our Customers

Most of our clients are in the hospitality sector, which is an extremely diversified B2B market where the clients range from individual mom and pop restaurants to large national or global enterprises. We have deployed close to 200 robots in the last two fiscal years. These robots are currently operating in the field across 34 states in the U.S., providing services in diverse environments including restaurants, casinos, hotels, as well as factories, schools, and senior living.

Clients come from four main sources, one is our inbound website and phone line from online marketing, the second is outbound sales activity such as via emails, phone calls, LinkedIn, door-knocking, the third is through conventions and networking, the fourth being referrals and word-of-mouth.

Customers are often referred to us by other companies because of our proven track record of successful robotic deployments. For example, when we deployed 28 robots for Flix Brewhouse, we were asked to perform an integration with their ticket management system which was operated by another vendor. This integration was a success, which led to this vendor inviting us as a speaker to their annual customer conference in February 2023. Another example of this is with a tax consulting firm. After meeting through a mutual customer, they invited us to speak in front of their customers about the implications of robotics and how they could leverage robots in their businesses. The robotics industry is extremely hot right now, and as experts in this field, other companies see us a valuable resource to introduce to their customers and provide value.

For customers that order in bulk quantities such as distributors and larger clients, we provide between 5% to 30% discount depending on quantity and customer type. This price is negotiated with each customer individually and not public. For some customers, we also add additional services such as extended warranties and carry out integrations with their existing systems. For referrals, we provide 10% of revenue generated as commission to the referral customer or agent. There are also some sales events we run near the end of our fiscal year and around the holiday season in November and December to push customers we have been talking to throughout the year over the line.

While our current customer base is in the B2B sector, we anticipate expanding into the consumer sector with the launch of the ADAM robotic franchise. We plan to grow our customer base in both the B2B and B2C markets by making full use of our strategic advantages in each sector and leveraging relationships of our distribution network.

Customer Services

As a company, we place strong emphasis on providing a positive customer experience for the client and their customers. We provide nationwide installation, shipping, maintenance, and warranty services. Shipping and installation are coordinated with the client by our customer service and technician teams. Maintenance services are provided for customers to prolong the longevity of the robots including onsite assistance as needed. Maintenance visits typically encompass an overall health check on the robot, removal of debris and cleaning, edits to mapping or settings, and training of client staff.

For warranty claims, our customer service department works with the customer to verify the validity of the warranty claim, and if valid, schedules for the exchange of the robot as quickly as possible. We endeavor to complete all exchanges within five business days.

The customer service team also reaches out to our clients on a regular basis to ensure they are enjoying their use of their robot, and to inquire about any service requests they may have.

All robots support remote diagnostic functions so our technicians can provide quick and effective remote troubleshooting. All customers are provided lifetime remote customer support.

Customer satisfaction also depends on whether a client is getting a product that is right for them and suits their space. To this end, we have a full in-house design team that provide customers with custom wrap designs, graphical user interfaces (GUIs), creates 3D renderings of buildouts, and promotional materials for their staff and customers.

Suppliers (Materials, Products and Other Supplies)

Richtech has more than 20 major suppliers primarily located in the United States and China. For the Matradee, Richie, Robbie, and DUST-E products, Richtech outsources manufacturing to contract factories. These factories manufacture the robots to our specifications and installs our software. For the ADAM system, the finished body components are manufactured in China and shipped to the United States where it is assembled. These assembled components are then combined with materials purchased in the United States to complete the system.

Currently the largest supplier, SUNWING INDUSTRIES LIMITED, provided $486,284 in materials in 2023. The second largest was NANJING YUDINGXIN ELECTRONIC, with a purchase amount of $80,900 in 2023. The third was UFACTORY TECHNOLOGY, with a purchase amount of $71,500 in 2023. The fourth was MINGSHILI INTELLIGENT SYSTEM, with a purchase amount of $70,700 in 2023. The fifth was ARO ROBOTICS, in 2023 with a purchase amount of $69,613.

We depend on sole source suppliers for certain components in our products, such as batteries and touchscreens. In many cases, we do not have long-term supply agreements with these suppliers. Instead, our contract manufacturers typically purchase the components required to manufacture our products on a purchase order basis. See “Risk Factors — Risks Related to Our Industry and Business — Our products incorporate certain components from sole source suppliers, and if our contract manufacturers are unable to source these components on a timely basis, due to fabrication capacity issues or other material supply constraints, or if there are interruptions in our, or our contract manufacturers’, relationships with these third-party suppliers, we may not be able to deliver our products to our distributors and customers, which may adversely impact our business.” and “Risk Factors — Risks Related to Our Industry and Business — We rely on third party manufacturers/suppliers and expect to continue to do so for the foreseeable future. This reliance on third parties increases the risk that we will not have sufficient quantities of our products or such quantities at an acceptable cost, which could delay, prevent or impair our development or commercialization efforts.”

Marketing and Sales, Distribution and Logistics

Our sales strategies aim to scale revenue as quickly as possible without relying on high expenditure of capital or human resources. These strategies involve forming relationships, leveraging partner resources, and finding the most effective methods to grow revenue. First, we form relationships with companies that have the most influence and resources in each of the restaurant, hotel, and senior living sectors. For restaurants, this means companies like major food distribution and point-of-sale companies that have a large distributed sales force and a massive customer network in the United States. Hotel and senior living sectors are much more concentrated, so we primarily focus on companies that set industry standards, and leverage our success with these companies to promote our brand and products. Second, we build out networks of referral agents, independent sales agents, and distributors that provide high penetration into the market at a local and regional level. Companies that wish to become our distributors or resellers must provide evidence they have the technical know-how and financial capability to effectively represent our brand. Potential distributors are asked to provide evidence of strong sales revenue, adequate technical support capabilities, and a list of customers they will be approaching with our product. Distributors are only certified once we find that their customer base is a good fit for our products and they have the capabilities to represent our brand. We currently have 12 certified distributors operating in the U.S., 35 certified independent sales agents, and an internal enterprise sales team of 5. Third, we build and retain a professional internal enterprise sales force that is creative, driven, and believes in the mission and values of the company. This sales force is our liaison with our partners and customers, who foster these relationships and build a solid foundation for the company.

We market our products primarily through digital marketing, sales outreach, industry exhibitions, and client referrals. Direct online inquiries are the main source of our leads. Over the last two years, we have exhibited at national conferences such as the Consumer Electronics Show (CES), National Restaurant Association Show, Future Travel Experience Global, Leading Age Annual Expo, Leading Age Leadership Conference, National Restaurant Association Leadership Conference, and the Bar and Restaurant Exhibition. We also hosted sessions at these shows to educate attendees on the value preposition around service robotics. In 2023, we attended CES, the National Restaurant Association Show, the Bar and Restaurant Exhibition, Leading Age, The Hospitality Show, and a few others.

Client referrals and testimonials have also been a strong accelerant to our growth. At one of our recent conventions, we hosted a session where two of our clients went on stage and spoke about the positive impacts of our robots. This included statistics such as how each robot was saving them $36,856 per year in labor costs. As we mentioned, many of our clients also come through referrals from other companies we meet via mutual customers. These companies introduce us to their clients as a resource for customers to learn about robotics and automation, and how they can apply these solutions to their business.

Order processing and logistics is managed internally. We currently have five people on our sales team. The sales team earns a flat 5% gross sales commission on top of base salary and bonuses. Orders are created by the sales team and approved for shipping by the Office General Manager. The Office General Manager checks that the order has been paid for, address information has been entered correctly, all required documentation and approvals are uploaded, and generally ensures all proper procedure have been followed before placing into queue. When an order is placed into queue, our logistics team is made aware of the order and move to ready the products for shipping. All robots are quality control tested before packaging and leaving our warehouse. When fully packaged, a robot typically weighs between 200 to 700 pounds so a freight carrier is used. We utilize a selection of freight carriers including FedEx, TrumpCard, and Pegasus Logistics Group among others for shipping. Tracking information and freight costs are uploaded into our system by the logistics team to ensure this data is readily available if needed.

Research and Development (“R&D”)

In FY 2023 and FY2022, we spent $1,980 thousand and $1,772 thousand on R&D, respectively. As many of the technologies of AMRs are similar, we utilize our Universal Smart Mobile Platform (USMP) to speed up development of new robots.

The USMP encompasses the majority of common technologies behind AMRs such as LiDAR, camera systems, and the AI algorithms used for mapping and route planning. The USMP takes care of the navigation elements while the system that is built on top can be specialized to specific tasks, such as hotel room service, bussing and running, or autonomous floor cleaning.

Our mission is to utilize a systematic and cost-effective approach to developing new robotic solutions. The USMP architecture and speed of development across our ARM solutions gives us a competitive edge over other companies as we can quickly broaden our family of robots to address emerging needs. We are well positioned to take full advantage of the rapid growth of the service robotics market in the next five to ten years.

For 2023, the main focus of our R&D efforts was on the ADAM system and its commercialization. ADAM is very special as this is the first non-AMR robot we have developed. The effective value of ADAM is far higher than the AMR robots as ADAM can independently provide a service, as opposed to assisting in just one part. One of the primary challenges of service robots is customer education and adoption rate. With ADAM, we can go directly to consumers and educate the market on robotics and automation. With sufficient marketing, we can speed up the robotic adoption in the service sector. We are also working on iterations of our DUST-E and Richie/Robbie.

We will also continue to push forward with more AMR applications based on our market research and client feedback. We are currently developing a new line of medical delivery robots to serve healthcare facilities like hospitals and senior care. Our market research has also pointed out the lack of skilled nurses in senior care as a strong business case for automation.

While we take care of the majority of R&D in-house, we do outsource some basic development tasks. We retain all intellectual property rights on work done for us by third parties.

Production/Manufacturing

Our product manufacturing process starts with finding suitable suppliers. The company’s internal product development and procurement teams will search for suppliers according to technical requirements and consultation with existing suppliers. We require all prospective suppliers to sign confidentiality agreements before discussing details of the products and parts requirements. The procurement team performs a comprehensive comparison of suppliers based on product specifications, reputation, delivery cycle, price and other factors. Through this process, we identify a preferred supplier and two alternative suppliers as backup. Once suppliers are confirmed and contracted, we move to the next step.

The next step in our manufacturing process is the selection of a manufacturing partner. Richtech does not own and operate our own manufacturing plants, instead we use Original Design Manufacturer (ODM) and Original Equipment Manufacturer (OEM) partners that manufacture the products according to our specifications. We identify and contact factories that qualify as potential OEM and ODM partner candidates to discuss product of prototypes of our products. Factories are qualified by our procurement team using a process similar to how we select suppliers, checking the capabilities, reputation, quality, delivery cycle, and price of these factories. Our product development and procurement teams work with the factory to finalized the Bill of Materials (BOM) list, and provide technical specifications and other requirements to these factories for the production of several prototypes. These prototypes are then rigorously tested by our development teams and we go through an iterative process to refine the prototypes to make sure they meet our production standards. Both the software and hardware of the robots go through multiple rounds of stress testing, with a final round of testing in a real-world application. Once the prototypes pass internal stress tests, the product is then ready for the mass production stage.

A production schedule is formed around sales projections on a rolling three-month window. These sales projections are assembled by the COO and sent to the CEO for approval. Once the schedule is approved, the procurement team reviews pricing according to the BOM list, clarifies delivery timelines, signs the purchase contracts, and sends payments. After the production of the product is completed, our procurement team will conduct an on-site quality inspection before the product is packaged and shipped to our warehouse in Las Vegas, NV. Once the product arrives at our warehouse, the technical department will conduct a last round of software and hardware quality control checks. This is to ensure nothing was damaged in shipping and that all elements of the product meet our requirements before delivery to customers.

Global Operations

Our business operations are based mainly in the U.S, except for some of our R&D work, which is based in China. We currently employ a team of 16 engineers through a third-party human resource company in China for R&D work. The majority of our ODM and OEM partners are also located in China.

Intellectual Property

Patents

APPLICATION NUMBER	TITLE	COUNTRY	FILING DATE	STATUS
17549815	TRAY STABILIZER SYSTEM FOR FOOD DELIVERY ROBOTS	U.S.	December 13, 2021	Pending
29790385	SERVICE ROBOT	U.S.	November 24, 2021	Pending
29790387	CLEANING ROBOT	U.S.	November 24, 2021	Pending
17817639	AUTONOMOUS CLEANING ROBOT SYSTEM AND METHOD	U.S.	August 4, 2022	Pending
29846011	VENDING MACHINE ASSEMBLY FOR AN AUTONOMOUS DELIVERY ROBOT	U.S.	July12, 2022	Pending
29791849	CLEANING ROBOT	U.S.	February 12, 2022	Pending
29836627	DEBRIS GATHERING BRUSH ASSEMBLY FOR A CLEANING ROBOT	U.S.	April 28, 2022	Pending

Trademarks

Trademark	Application Number	Status	Jurisdiction
RICHTECH	90869957	Registered	U.S.
RICHTECH ROBOTICS	97553162	Registered	U.S.

Domain Names

The company currently owns and operates three domain names:

●	www.richtechrobotics.com

●	www.richtechrobot.com

●	www.richtechsystem.com

Employees

As of September 30, 2023, we had 51 full-time employees of which 16 were dispatched workers accounting for 31.4% of our total workforce. These dispatched workers are employees we have contracted through a third-party and are managed directly by us. We believe that we maintain a good working relationship with our employees and to date, we have not experienced any labor disputes.

All employees are located in three different office locations: Las Vegas with 33 employees, Austin with 2 employees, and China with 16 employees.

The following table provides a breakdown of our employees by function as of September 30, 2023:

Function	Number of Employees	% of Total
R&D	24	47.1%
Tech Support & Customer Service	3	5.9%
Sales & Marketing	5	9.8%
Business Operation	14	27.4%
Administration	5	9.8%
Total	51

Properties

The company currently leases properties in Austin, TX and Las Vegas, NV. We lease space for our ClouTea store in Las Vegas, Nevada through January 2024. After the ClouTea store lease term ends in January 2024, the new lease term will change to month-to-month, and landlord can choose to terminate the lease by sending a notice two month in advance. The table below provides details on our leases.

Lessor	Lessee	Location	Area (Square Feet)	Annual Rent	Current Term Expires	Use
Utopia Village, L.P.	Richtech Robotics Inc.	13706 Research Blvd, Suite 200, Austin, TX 78750	2,580	$37,200.00	April 30, 2024	Sales and Marketing Office
Cameron Industrial Park, LLC	Richtech Robotics Inc.	4175 Cameron St, Ste 1 & 2 & A1 & 5, Las Vegas, NV 89103	11,222	$139,554	August 31, 2027	HQ
Forum Shops, LLC	Richtech Robotics Inc.	3500 Las Vegas Blvd. So. Unit 0R06A, Las Vegas, NV 89109	1,971	$60,002	January 31, 2024	Boba Tea store
Forum Shops, LLC	Richtech Robotics	3500 Las Vegas Blvd. So. Unit TT7, Las Vegas, NV 89109	100	$10,002	January 31, 2024	Boba Tea store

Insurance

Richtech is insured by Kaercher Insurance for Commercial General Liability (General Aggregate: $3,000,000), Automobile Liability ($1,000,000), Umbrella Liability ($2,000,000), Workers Compensation ($1,000,000), Property ($870,000), and Directors & Officers ($1,000,000).

Material Contracts

Richtech expects to derive significant revenue from sales to enterprise customers as part of our long-term strategy. We define “enterprise” customers as companies with annual revenues of over $1 billion. Throughout 2022 and 2023, we have proven the value proposition and reliability of our robots to many of our enterprise clients by running extended pilot programs. We are currently running pilot programs with ten enterprises that represent over 40,000 locations. These pilot programs aim to allow larger or enterprise customers to experience the benefits of adding automation and robotics to their operations. The concept of robotics is foreign to the vast majority of operators in the hospitality space, so a method is needed to build client confidence in our product. Under the pilot program, we grant to our customers a limited, revocable, non-exclusive, non-transferable license to use our robotic products and related software for the purpose of a limited evaluation of their features and operations. The evaluation period is typically between 14 to 30 days. At the end of the pilot period, the customers must return all robots or face additional charges. The Company has a strict no-free-trial policy. Given the complexity and time required to execute a successful enterprise pilot, customers are required to commit capital to show actual interest in our products. The amount we have charged for each pilot program ranges between $500 and $17,000, depending on the product and services involved. Pilot programs are run typically close to cost, and the amount charged to the client roughly covers our employee travel and product shipping expenses. We may not charge the client for additional site visits that may be required (e.g. for product maintenance or support), but the Company incurs no additional material costs to run these pilot programs. At the end of the pilot period, customers will decide whether they want to enter into a longer-term contract with us for our products, either for purchase and/or lease to purchase programs. Purchase orders placed after the pilot program constitute market orders reflecting fully commercialized products at market pricing. Several of our pilot clients have already chosen to move forward with large scale purchase or lease orders following the pilot program.

The usage of service robots is a very new concept in the United States, and currently many companies are taking a wait-and-see approach to adoption. Larger corporations and national franchises in particular generally take more time to test out and vet the application of new technologies such as service robots. However, in spite of these challenges, we were still able to close several Master Service Agreements (“MSAs”) with national chain enterprises (as described below) due to the necessity of our products for their operations. The majority of companies that have adopted the service robot technology are smaller businesses that have a much shorter chain of command and make decisions faster. As a result, the vast majority (over 90%) of our existing revenue currently result from purchase or lease contracts from smaller companies with one or two locations, primarily in the hospitality industry. Contracts generally fall into the following categories: (i) lease agreements (with and without trials, straight lease and lease-to-purchase), (ii) purchase agreements, and (iii) maintenance service agreements (for maintenance service on our products). The increase in our revenue in 2022 largely results from an increase of orders from smaller companies, due to the diversity of our client base, no single contract represents a significant portion of our current or expected future revenue. No single customer constitutes greater than 10% of our revenue, and as a result, we are not financially dependent on any one customer.

Our long-term strategy as we scale up is to secure MSAs with larger corporations and franchises that operate multiple locations, so that we can roll out our products and services across numerous locations. Percentage of sales attributable to our enterprise customers in fiscal year 2023 and 2022 were 3.82% and 2.06%, respectively. Percentage of sales attributable to our MSA customers in fiscal year 2023 and 2022 were 3.4% and 0.77%, respectively. All of our MSAs are with enterprise customers. While currently our MSAs do not represent a significant source of revenue, we expect to generate a significant portion of our future revenues from our MSAs. We are currently in the early stages of our partnerships with our existing MSA customers, but the framework has been established for us to build trust with these customers, and we expect that revenues from the MSAs will increase as we roll out more products across their national locations. We anticipate that MSAs will become more important in the future as the service robot technology is proven out in the market and becomes more visible. Our pilot programs and MSAs indicate interest from larger enterprises and demonstrate that there is demand in the market for our technology and products, and that the problem we are looking to solve is important to our client base. We strongly believe that the enterprise interest in our technology signals that our solutions are well-aligned with the current needs of our customers.

We currently have three MSAs in place, all from successful pilot programs. In September 2022, we entered into an MSA with one of the nation’s largest restaurant chains with over 2,000 locations in the United States (the “Restaurant MSA”). As of the date of this Report, we received a 6-month lease order lease order for our Richie robot under the Restaurant MSA for an aggregate payment of $9,000, which we received during the fiscal quarter ended December 31, 2022. The Restaurant MSA has a term of two years with the option to extend on a month-to-month basis on the same terms and conditions. The agreement may be terminated by the customer with or without cause upon 30 days’ written notice to us.

In September 2022, we also entered into an MSA with one of the top casino companies in the United States (the “Gaming MSA”), for the purchase of our Matradee L and other robots. As of the date of this Report, we have recognized $344,270 in revenue under this MSA. $306,914 is reflected in our financials as of September 30, 2023. We received additional purchase orders totaling $127,626.50 under this MSA during the remainder of 2023. We expect more purchase orders to come in 2024. The current term of the Gaming MSA terminates on the later of December 31, 2026 or the completion of services under the agreement. Either party may terminate the agreement in the event of breach or default and failure to cure such breach or default within 30 days after receiving written notice of such breach or default Pursuant to the Gaming MSA, we have granted to the customer a perpetual, non-revocable, fully paid license (or fully paid sub-license, as the case may be) to allow the customer to use our intellectual property that may be embedded in or associated with any work product delivered under the agreement.

Additionally, in January 2023, we executed an MSA with a major hotel brand with over 5,000 properties worldwide (the “Hotel MSA”) for purchases of our Matradee L robot. We anticipate that the products covered under the Hotel MSA will expand to our other robots, such as cleaning and room service robots, and a nationwide rollout of our products to the other hotel locations in the rest of 2023. As of the date of this Report, we have not yet received any orders under the Hotel MSA. Under the Hotel MSA, we have agreed to offer the customer prices, charges, benefits, warranties and terms at least as favorable of those offered to any other customer within the first 24 months of the agreement term. We agreed to grant to the customer and its affiliates a non-exclusive, irrevocable, perpetual, royalty-free, fully paid-up, transferable, unrestricted, worldwide license for internal and external purposes, to use, modify, copy, display, support, and operate the Company’s products, software or intellectual property. The term of the Hotel MSA is perpetual until terminated by either party. The customer may terminate the Hotel MSA at any time with or without cause upon 30 days’ prior written notice to us; the Company may only terminate the agreement upon written notice for the customer’s failure to make payment under the agreement (and failure to cure within 30 days following receipt of written notice of non-payment). Under the Hotel MSA, we provide a one-year manufacturer’s limited product warranty, with option to extend to two or three years for additional payments.

Government Regulation

Our operations are subject to numerous governmental laws and regulations, including those governing antitrust and competition, the environment, collection, recycling, treatment and disposal of covered electronic products and components.

In addition, a number of data protection laws impact, or may impact, the manner in which we collect, process and transfer personal data. U.S. laws that have been applied to protect user privacy (including laws regarding unfair and deceptive practices) may be subject to evolving interpretations or applications in light of privacy developments. Compliance with enhanced data protection laws requires additional resources and efforts, and noncompliance with personal data protection regulations could result in increased regulatory enforcement and significant monetary fines and costs.

Legal Proceedings

From time to time, we may become involved in actions, claims, suits and other legal proceedings arising in the ordinary course of our business, including assertions by third parties relating to personal injuries sustained using our products and services, intellectual property infringement, breaches of contract or warranties or employment-related matters. As of the date of this Report, we are not currently a party to any actions, claims, suits or other legal proceedings the outcome of which, if determined adversely to us, would individually or in the aggregate have a material adverse effect on our business, financial condition and results of operations.

Available Information

Our website is located at www.richtechrobotics.com, and our investor relations website is located at ir.richtechrobotics.com. Access to copies of our SEC filings, corporate governance information, and other items that may be material or of interest to our investors is available via our investor relations website. The contents of our websites are not incorporated by reference into this Report or in any other report or document we file with the SEC, and any references to our websites are intended to be inactive textual references only.

ITEM 1A. Risk Factors

Investing in our securities involves a high degree of risk. You should carefully consider the risks and uncertainties described below, together with all of the other information contained in this Report, before deciding to invest in our securities. If any of the following risks materialize, our business, financial condition, results of operation and prospects will likely be materially and adversely affected. In that event, the market price of our Class B common stock could decline, and you could lose all or part of your investment.

An investment in our Class B common stock involves a high degree of risks. You should carefully consider all of the information in this Report, including the risks and uncertainties described below, before making an investment in our Class B common stock. Any of the following risks could have a material adverse effect on our business, financial condition and results of operations. In any such case, the market price of our Class B common stock could decline, and you may lose all or part of your investment.

Risks Related to Our Industry and Business

We operate in an emerging market, which make it difficult to evaluate our business and prospects. If markets for service robotics develop more slowly than we expect, or long-term end-customer adoption rates and demand are slower than we expect, our operating results and growth prospects could be harmed.

While robots have been applied to applications like industrial manufacturing and domestic in-home cleaning, the concept of commercial service robots is relatively new and rapidly evolving, making our business and prospects difficult to evaluate. The growth and profitability of the service robotics market depends on the increasing level of demand and acceptance of collaborative robots that operate alongside employees. We cannot be certain that this will happen. If there is pushback against the adoption of robotics in everyday commercial applications, then this market may develop more slowly than we expect, which could adversely impact our operating results and our ability to grow the business.

We operate in an emerging industry that is subject to rapid technological change and will experience increasing competition.

Our product offerings compete in a broad competitive landscape that include incumbent actors, and emerging players in the service robotics space, particularly in the cleaning and indoor delivery automation. Our competitor base may develop new technologies or products that provide superior features or are less expensive than our products. Our competitors may respond more quickly to new or emerging technologies, undertake more extensive marketing campaigns, have greater financial, marketing, manufacturing and other resources than we do, or may be more successful in attracting potential customers, employees and strategic partners. If we are not able to compete effectively, our business, prospects, financial condition, and operating results will be negatively impacted.

Our business plans require a significant amount of capital. Future capital needs may require us to sell additional equity or debt securities that may dilute its stockholders.

While we are near profitability today, we intend to expand operations outside the United States and continue to invest in the research and development of our AI Cloud Platform. We anticipate that we will continue to incur expenses for the foreseeable future as we continue to advance our products and services, expand our corporate infrastructure, including the costs associated with being a public company and further our research and development initiatives for our products. We are subject to all of the risks typically related to the development of robotics, and we may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business. We believe that our existing cash will fund our current operating plans through at least the next twelve months.  We anticipate that we will need additional funding in connection with our continuing operations after twelve months. Until we can generate a sufficient amount of revenue from the commercialization of our products and services, if ever, we expect to finance our future cash needs through public or private equity or debt financings, third-party (including government) funding and marketing and distribution arrangements, as well as other collaborations, strategic alliances and licensing arrangements, or any combination of these approaches.

We have limited experience in operating our robots in a variety of environments. Unforeseen safety issues with our products could result in injuries to people which could result in adverse effects on our business and reputation.

Our robots operate autonomously in environments, such as restaurants, hotels, casinos, and healthcare facilities, that are surrounded by various moving and stationary physical obstacles and by human and vehicles. Such environments are prone to collisions, unintended interactions and various other incidents, regardless of our technology. Therefore, there is a possibility that our robots may be involved in a collision with any number of such obstacles or even a human being. Our robots are equipped with advanced sensors that are designed to effectively prevent any such incidents and are intended to stop any motion at the detection of intervening objects. Nevertheless, real-life environments, especially those in crowded areas, are unpredictable and situations may arise in which our robots may not perform as intended. A highly publicized incident of our autonomous robots causing injuries to people could lead to negative publicity and subject us to lawsuits. Such lawsuits or adverse publicity would negatively affect our band and harm our business, prospects, financial condition and operating results.

We currently have and target many customers, suppliers and production counterparties that are large corporations with substantial negotiating power, exacting product, quality and warranty standards and potentially competitive internal solutions. If we are unable to sell our products to these customers or are unable to enter into agreements with customers, suppliers and production counterparties on satisfactory terms, our prospects and results of operations will be adversely affected.

Several of our customers and potential customers are large, multinational corporations with substantial negotiating power relative to us. These large, multinational corporations are also aware of competitor products and are actively engaging with competitors to determine which products they like better. Meeting the requirements and securing contracts with any of these companies will require a substantial investment of our time and resource. We cannot assure you that our products will be the one these companies will choose, or that we will generate meaningful revenue from the sales of our products to these key potential customers. If our products are not selected by these large corporations or if these corporations decide to go with a competitor, it will have an adverse effect on our business.

We must successfully manage product introductions and transitions in order to remain competitive.

We must continually develop new and improved robotic solutions that meet changing consumer demands. Moreover, the introduction of new products is a complex task involving significant expenditures in research and development, promotion and sales channel development, and management of existing inventories to reduce the cost associated with returns and slow moving inventory. We must introduce new robotic solutions in a timely and cost-effective manner, and we must secure production orders for those solutions from our contract manufacturers and component suppliers. The development of new robotic solutions is a highly complex process, and while we have a large number of product introductions coming, the successful development and introduction of new robotic solutions depends on a number of factors, including the following:

●	the accuracy of our forecasts for market requirements beyond near term visibility;

●	our ability to anticipate and react to new technologies and evolving consumer trends;

●	our development, licensing or acquisition of new technologies;

●	our timely completion of new designs and development;

●	the ability of our contract manufacturers to cost-effectively manufacture our new robotic solutions;

●	the availability of materials and key components used in the manufacture of our new robotic solutions; and

●	our ability to attract and retain world-class research and development personnel.

If any of these or other factors becomes problematic, we may not be able to develop and introduce new robotic solutions in a timely or cost-effective manner, and our business may be harmed.

Our international expansion plans, if implemented, will subject us to a variety of risks that may harm our business.

We have limited experience managing the administrative aspects of a global organization. While we intend to continue to explore opportunities to expand our business in international service robotics markets in which we see compelling opportunities, we may not be able to create or maintain international market demand for our products. In addition, as we expand our operations internationally, our support organization will face additional challenges, including those associated with delivering support, training and documentation in languages other than English. We may also be subject to new statutory restrictions and risks. If we invest substantial time and resources to expand our international operations and are unable to do so successfully and in a timely manner, our business and financial condition may be harmed.

In the course of expanding our international operations and operating overseas, we will be subject to a variety of risks, including:

●	differing regulatory requirements, including tax laws, trade laws, labor regulations, tariffs, export quotas, custom duties or other trade restrictions;

●	greater difficulty supporting and localizing our products;

●	challenges inherent in efficiently managing an increased number of employees over large geographic distances, including the need to implement appropriate systems, policies, compensation and benefits and compliance programs;

●	differing legal and court systems, including limited or unfavorable intellectual property protection;

●	risk of change in international political or economic conditions;

●	restrictions on the repatriation of earnings; and

●	working capital constraints.

We continue to implement strategic initiatives designed to grow our business. These initiatives may prove costlier than we currently anticipate and we may not succeed in increasing our revenue in an amount sufficient to offset the costs of these initiatives and to achieve and maintain profitability.

We continue to make investments and implement initiatives designed to grow our business, including:

●	investing in research and development;

●	expanding our sales and marketing efforts to attract new customers across industries;

●	investing in new applications and markets for our products;

●	further enhancing our manufacturing processes and partnerships; and

●	investing in legal, accounting, and other administrative functions necessary to support our operations as a public company.

These initiatives may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenue, if at all, in an amount sufficient to offset these higher expenses and to achieve and maintain profitability. The market opportunities we are pursuing are at an early stage of development, and it may be many years before the end markets we expect to serve generate significant demand for our products at scale, if at all.

Our reputation and brand recognition is crucial to our business. Any harm to our reputation or failure to enhance our brand recognition may materially and adversely affect our business, financial condition and results of operations.

Our reputation and brand recognition, which depends on earning and maintaining the trust and confidence of our current or potential clients, is critical to our business. We strive to enhance our brand recognition, to attract new customers and to maintain existing customers by consistently delivering high quality products as well as superior customer experiences. Our reputation and brand are vulnerable to many threats that could be difficult or impossible to control, and costly or impossible to remediate. Regulatory inquiries or investigations, lawsuits initiated by clients or other third parties, employee misconduct, perceptions of conflicts of interest and rumors, among other things, could substantially damage our reputation, even if they are baseless or satisfactorily addressed. We may choose to or be compelled to undertake product recalls or take other similar actions, which could subject us to adverse publicity, damage our brand and expose us to financial liability. Moreover, any negative media publicity about our industry in general or product or service quality problems of other companies in our industry, including our competitors, may also negatively impact our reputation and brand. If we are unable to maintain a good reputation or further enhance our brand recognition, our ability to attract and retain customers and key employees could be harmed and, as a result, our business and revenues would be materially and adversely affected.

We rely on third party manufacturers/suppliers and expect to continue to do so for the foreseeable future. This reliance on third parties increases the risk that we will not have sufficient quantities of our products or such quantities at an acceptable cost, which could delay, prevent or impair our development or commercialization efforts.

We rely, and expect to continue to rely, on third party manufacturers/suppliers. This reliance on third party manufacturers/suppliers increases the risk that we will not have sufficient quantities of our products or such quantities at an acceptable cost, which could delay, prevent or impair our development or commercialization efforts. Additionally, we may be unable to establish or continue any agreements with third-party manufacturers/suppliers or to do so on acceptable terms. Even if we are able to establish agreements with third-party manufacturers/suppliers, reliance on third-party manufacturers/suppliers entails additional risks, including:

●	failure of third-party manufacturers/suppliers to comply with regulatory requirements and maintain quality assurance;

●	breach of the manufacturing/supply agreement by the third party;

●	failure to manufacture/supply our product according to our specifications;

●	failure to manufacture/supply our product according to our schedule or at all;

●	misappropriation of our proprietary information, including our trade secrets and know-how; and

●	termination or nonrenewal of the agreement by the third party at a time that is costly or inconvenient for us.

If our current or future third-party manufacturers/suppliers cannot perform as agreed, we may be required to replace such manufacturers/suppliers and we may be unable to replace them on a timely basis or at all. Our current and anticipated future dependence upon third party manufacturers/suppliers may adversely affect our future profit margins and our ability to commercialize any products that receive marketing approval on a timely and competitive basis.

Our products incorporate certain components from sole source suppliers, and if our contract manufacturers are unable to source these components on a timely basis, due to fabrication capacity issues or other material supply constraints, or if there are interruptions in our, or our contract manufacturers’, relationships with these third-party suppliers, we may not be able to deliver our products to our distributors and customers, which may adversely impact our business.

We depend on sole source suppliers for certain components in our products, such as batteries and touchscreens. We have strategically chosen to sole source some of our supplies in order to ensure the best quality at the best prices. While we believe none of our sole source suppliers are irreplaceable and that our business is not substantially dependent on any one supplier, a small degree of risk may still exist in terms of cost and delay involved in switching to new suppliers. For example, these sole source suppliers could be constrained by fabrication capacity issues or material supply issues, stop producing such components, cease operations or be acquired by, or enter into exclusive arrangements with, our competitors or other companies. In many cases, we do not have long-term supply agreements with these suppliers. Instead, our contract manufacturers typically purchase the components required to manufacture our products on a purchase order basis. As a result, most of these suppliers can stop selling to us at any time, requiring us to find another source, or can raise their prices, which could impact our gross margins. Any such interruption or delay may force us to seek similar components from alternative sources, which may cause a delay in our product shipments. In the event we are unable to procure components from our current supplier, we may switch to a different supplier and our products can be redesigned to work with different components. Such redesign may involve engineering changes and time and effort, which may cause delays in shipment of our products and adversely affect our operating results. We plan to continue to diversify our suppliers and implement contingency plans in order to minimize any potential supply disruptions.

Our reliance on sole source suppliers involves a number of additional risks, including risks related to:

●	supplier capacity constraints;

●	price increases;

●	timely delivery;

●	component quality; and

●	delays in, or the inability to execute on, a supplier roadmap for components and technologies.

We have a global supply chain and the COVID-19 pandemic, Russia’s aggression in Ukraine, the military conflict in the Middle East and other macroeconomic factors may adversely affect our ability to source components in a timely or cost-effective manner from our third-party suppliers due to, among other things, work stoppages or interruptions. In addition, the lead times associated with certain components are lengthy and preclude rapid changes in quantities and delivery schedules. We have in the past experienced, and may in the future experience, component shortages and price fluctuations of key components and materials, and the predictability of the availability and pricing of these components may be limited. Component shortages or pricing fluctuations could be material in the future. In the event of a component shortage, supply interruption, or a material pricing change from suppliers of these components, we may not be able to develop alternate sources in a timely manner, or at all, especially in the case of sole or limited source items. Developing alternate sources of supply for these components may be time-consuming, difficult, and costly and we may not be able to source these components on terms that are acceptable to us, or at all, which may undermine our ability to meet our requirements or to fill customer orders in a timely manner. Any interruption or delay in the supply of any parts or components, or the inability to obtain parts or components from alternate sources at acceptable prices and within a reasonable amount of time, would adversely affect our ability to meet our scheduled product deliveries to our customers. This could adversely affect our relationships with our customers and partners and could cause delays in shipment of our products and adversely affect our operating results.

Components used in our sensors may fail as a result of manufacturing, design or other defects over which we have no control and render our devices permanently inoperable.

We rely on third-party component suppliers to provide certain functionalities needed for the operation and use of our devices. Any errors or defects in such third-party technology could result in errors in our sensors that could harm our business. If these components have a manufacturing, design or other defect, they can cause our sensors to fail and render them permanently inoperable. As a result, we may have to replace these sensors at our sole cost and expense. Should we have a widespread problem of this kind, our reputation in the market could be adversely affected and our replacement of these sensors would harm our business.

Our robots are highly technical and could be vulnerable to hardware errors or software bugs, which may harm our reputation and our business.

Bugs and errors could diminish performance, create security vulnerabilities, affect data quality in logs or interfere with interpretation of data, or even cause personal injury accidents. Some errors may only be detected under certain circumstances or after extended use. We update our software and firmware on a regular basis, in spite of extensive quality screening, if a bug were to occur in the process of an update, it could result in devices becoming permanently disabled or operate incorrectly.

We offer a limited warranty on all products and any such defects discovered in our products could result in loss of revenue or delay in revenue recognition, loss of customer goodwill and increased service costs, any of which could harm our business, operating results and financial condition. We could also face claims for product or information liability, tort or breach of warranty. Defending a lawsuit, regardless of its merit, is costly and may divert management’s attention and adversely affect the market’s perception of us and our devices. In addition, if our business liability insurance coverage proves inadequate or future coverage is unavailable on acceptable terms or at all, our business could be harmed.

We may incur significant direct or indirect liabilities in connection with our product warranties which could adversely affect our business and operating results.

We typically offer a limited product warranty that requires our products to conform to the applicable specifications and be free from defects in materials and workmanship for a limited warranty period. As a result of increased competition and changing standards in our target markets, we may be required to increase our warranty period length and the scope of our warranty. To be competitive, we may be required to implement these increases before we are able to determine the economic impact of an increase. Accordingly, we may be at risk that any such warranty increase could result in foreseeable and unforeseeable losses for the company.

Our future success depends in part on recruiting and retaining key personnel and if we fail to do so, it may be more difficult for us to execute our business strategy. The economy is currently experiencing a labor shortage and we will need to hire additional qualified personnel to effectively implement our strategic plan, and if we are unable to attract and retain highly qualified employees, we may not be able to continue to grow our business.

Our ability to compete and grow depends in large part on the efforts and talents of our employees. Our employees, particularly engineers and other product developers, are in high demand, and we devote significant resources to identifying, hiring, training, successfully integrating and retaining these employees. As competition with other companies increases, we may incur significant expenses in attracting and retaining high quality software and hardware engineers and other employees. The loss of employees or the inability to hire additional skilled employees as necessary to support the growth of our business and the scale of our operations could result in significant disruptions to our business, and the integration of replacement personnel could be time-consuming and expensive and cause additional disruptions to our business.

We believe a critical component to our success and our ability to retain our best people is our culture. As we continue to grow, we may find it difficult to maintain our entrepreneurial, execution-focused culture.

Our insurance coverage strategy may not be adequate to protect us from all business risks.

We have limited liability insurance coverage for our products and business operations. It is possible that an adverse product liability claim could arise in excess of our coverage. If we incur any loss that is not covered by our insurance policies, or the compensated amount is significantly less than our actual loss, our business, financial condition and results of operations could be materially and adversely affected. In addition, we do not have any business disruption insurance. Any business disruption event could result in substantial cost to us and diversion of our resources.

Additionally, insurance rates have in the past been subject to wide fluctuation and may be unavailable on terms that we or our customers believe are economically acceptable. Reductions in coverage, changes in the insurance markets and accidents affecting our industry may result in further increases in our cost and higher deductibles and retentions in future years and may also result in reduced activity levels in certain markets. As a result, we may not be able to continue to obtain insurance on commercially reasonable terms. Any of these events could have an adverse impact on our business, financial condition and results of operations.

Risks Related to Our Intellectual Property

If we fail to protect or enforce our intellectual property or proprietary rights, our business and operating results could be harmed.

We currently own the rights to all of our intellectual property, including the seven pending patents. We regard the protection of our patents, trade secrets, copyrights, trademarks, trade dress, domain names and other intellectual property or proprietary rights as critical to our success. We strive to protect our intellectual property rights by relying on federal, state and common law rights, as well as contractual restrictions. We seek to protect our confidential proprietary information, in part, by entering into confidentiality agreements and invention assignment agreements with all our employees, consultants, advisors and any third parties who have access to our proprietary know-how, information or technology. However, we cannot be certain that we have executed such agreements with all parties who may have helped to develop our intellectual property or who had access to our proprietary information, nor can we be certain that our agreements will not be breached. Any party with whom we have executed such an agreement could potentially breach that agreement and disclose our proprietary information, including our trade secrets, and we may not be able to obtain adequate remedies for such breaches. We cannot guarantee that our trade secrets and other confidential proprietary information will not be disclosed or that competitors will not otherwise gain access to our trade secrets or independently develop substantially equivalent information and techniques. Detecting the disclosure or misappropriation of a trade secret and enforcing a claim that a party illegally disclosed or misappropriated a trade secret is difficult, time- consuming and could result in substantial costs and the outcome of such a claim is unpredictable. Further, the laws of certain foreign countries do not protect proprietary rights to the same extent or in the same manner as the laws of the United States. As a result, we may encounter significant problems in protecting and defending our intellectual property or proprietary rights both in the United States and abroad. If we are unable to prevent the disclosure of our trade secrets to third parties, or if our competitors independently develop any of our trade secrets, we may not be able to establish or maintain a competitive advantage in our market, which could harm our business.

We have 7 technology patents pending and will in the future file patent applications on inventions that we deem to be innovative. Our ownership of the pending patents are not subject to restrictions or any other arrangements with third parties. However, there is no guarantee that our patent applications will be issued as granted patents, that the scope of the protection gained will be sufficient or that an issued patent may subsequently be deemed invalid or unenforceable. Patent laws, and scope of coverage afforded by them, have recently been subject to significant changes, such as the change to “first-to-file” from “first-to-invent” resulting from the Leahy-Smith America Invents Act. This change in the determination of inventorship may result in inventors and companies having to file patent applications more frequently to preserve rights in their inventions, which may favor larger competitors that have the resources to file more patent applications. Another change to the patent laws may incentivize third parties to challenge any issued patent in the United States Patent and Trademark Office (the “USPTO”), as opposed to having to bring such an action in U.S. federal court. Any invalidation of a patent claim could have a significant impact on our ability to protect the innovations contained within our devices and could harm our business.

The USPTO and various foreign governmental patent agencies require compliance with a number of procedural, documentary, fee payment and other provisions to maintain patent applications and issued patents. We may fail to take the necessary actions and to pay the applicable fees to obtain or maintain our patents. Non-compliance with these requirements can result in abandonment or lapse of a patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. In such an event, competitors might be able to use our technologies and enter the market earlier than would otherwise have been the case.

We pursue the registration of our domain names, trademarks and service marks in the United States and in certain locations outside the United States. We are seeking to protect our trademarks, patents and domain names in an increasing number of jurisdictions, a process that is expensive and time-consuming and may not be successful or which we may not pursue in every location.

Litigation may be necessary to enforce our intellectual property or proprietary rights, protect our trade secrets or determine the validity and scope of proprietary rights claimed by others. Any litigation of this nature, regardless of outcome or merit, could result in substantial costs, adverse publicity or diversion of management and technical resources, any of which could adversely affect our business and operating results. If we fail to maintain, protect and enhance our intellectual property or proprietary rights, our business may be harmed.

In addition to patented technology, we rely on our unpatented proprietary technology, trade secrets, designs, experiences, work flows, data, processes, software and know-how.

We rely on proprietary information (such as trade secrets, know-how and confidential information) to protect intellectual property that may not be patentable or subject to copyright, trademark, trade dress or service mark protection, or that we believe is best protected by means that do not require public disclosure. We generally seek to protect this proprietary information by entering into confidentiality agreements, or consulting, services or employment agreements that contain non-disclosure and non-use provisions with our employees, consultants, contractors and third parties. However, we may fail to enter into the necessary agreements, and even if entered into, these agreements may be breached or may otherwise fail to prevent disclosure, third-party infringement or misappropriation of our proprietary information, may be limited as to their term and may not provide an adequate remedy in the event of unauthorized disclosure or use of proprietary information. We have limited control over the protection of trade secrets used by our current or future manufacturing partners and suppliers and could lose future trade secret protection if any unauthorized disclosure of such information occurs. In addition, our proprietary information may otherwise become known or be independently developed by our competitors or other third parties. To the extent that our employees, consultants, contractors, advisors and other third parties use intellectual property owned by others in their work for us, disputes may arise as to the rights in related or resulting know-how and inventions. Costly and time-consuming litigation could be necessary to enforce and determine the scope of our proprietary rights, and failure to obtain or maintain protection for our proprietary information could adversely affect our competitive business position. Furthermore, laws regarding trade secret rights in certain markets where we operate may afford little or no protection to its trade secrets.

We also rely on physical and electronic security measures to protect our proprietary information, but we cannot provide assurance that these security measures will not be breached or provide adequate protection for our property. There is a risk that third parties may obtain and improperly utilize our proprietary information to our competitive disadvantage. We may not be able to detect or prevent the unauthorized use of such information or take appropriate and timely steps to enforce our intellectual property rights.

Under a certain number of our agreements, we are required to provide indemnification in the event our technology causes harm to third parties.

In certain of our agreements, we indemnify our customers and manufacturing partners. We could incur significant expenses defending these partners if they are sued for patent infringement based on allegations related to our technology. In addition, if a partner were to lose a lawsuit and in turn seek indemnification from us, we could be subject to significant monetary liabilities. While such contracts typically give us multiple remedies for addressing instances of infringements, such remedies (e.g. product modification, purchase of licenses) could be expensive and difficult to administer.

Risks Related to Compliance

We may become subject to new or changing governmental regulations relating to the design, manufacturing, marketing, distribution, servicing, or use of its products, and a failure to comply with such regulations could lead to withdrawal or recall of our products from the market, delay our projected revenues, increase cost, or make our business unviable if it is unable to modify its products to comply.

We may become subject to new or changing international, federal, state and local regulations, including laws relating to the design, manufacturing, marketing, distribution, servicing or use of its products. Such laws and regulations may require us to pause sales and modify its products, which could result in a material adverse effect on its revenues and financial condition. Such laws and regulations can also give rise to liability such as fines and penalties, property damage, bodily injury and cleanup costs. Capital and operating expenses needed to comply with laws and regulations can be significant, and violations may result in substantial fines and penalties, third-party damages, suspension of production or a cessation of our operations. Any failure to comply with such laws or regulations could lead to withdrawal or recall of our products from the market.

We may become involved in legal and regulatory proceedings and commercial or contractual disputes, which could have an adverse effect on our profitability and financial position.

We may be, from time to time, involved in litigation, regulatory proceedings and commercial or contractual disputes that may be significant. These matters may include, without limitation, disputes with our suppliers and customers, intellectual property claims, stockholder litigation, government investigations, class action lawsuits, personal injury claims, environmental issues, customs and Value Added Tax (VAT) disputes and employment and tax issues. In addition, we have in the past and could face in the future a variety of labor and employment claims against us, related to, but not limited to, general employment practices and wrongful acts. In such matters, private parties or other entities may seek to recover from us indeterminate amounts in penalties or monetary damages. These types of lawsuits could require significant management time and attention or could involve substantial legal liability, and/or substantial expenses to defend. Often these cases raise complex factual and legal issues and create risks and uncertainties. No assurances can be given that any proceedings and claims will not have a material adverse impact on our consolidated financial position or that our established reserves or our available insurance will mitigate this impact.

We are subject to, and must remain in compliance with, numerous laws and governmental regulations across various jurisdictions concerning the manufacturing, use, distribution and sale of our products.

We manufacture and sell products that contain electronic components, and such components may contain materials that are subject to government regulation in both the locations where we manufacture and assembles our products, as well as the locations where we sell our products. For example, certain regulations limit the use of lead in electronic components. Since we operate on a global basis, this is a complex process which requires continuous monitoring of regulations and an ongoing compliance process to ensure that we, and our suppliers, are in compliance with all existing regulations. If there is an unanticipated new regulation that significantly impacts our use of various components or requires more expensive components, that regulation could materially adversely affect our business, results of operations and financial condition.

We are subject to U.S. and foreign anti-corruption and anti-money laundering laws and regulations. We can face criminal liability and other serious consequences for violations, which can harm our business.

We are subject to the U.S. Foreign Corrupt Practices Act, the U.S. domestic bribery statute contained in 18 U.S.C. § 201, the U.S. Travel Act, the Money Laundering Control Act 18 U.S.C. §§ 1956 and 1957, and other anti-bribery and anti-money laundering laws in countries in which we conduct activities. Anti-corruption laws are interpreted broadly and prohibit companies and their employees, agents, contractors and other collaborators from authorizing, promising, offering or providing, directly or indirectly, improper payments or anything else of value to recipients in the public or private sector, and require that we keep accurate books and records and maintain internal accounting controls designed to prevent any such actions. We can be held liable for the corrupt or other illegal activities of our employees, agents, contractors and other collaborators, even if we do not explicitly authorize or have actual knowledge of such activities.

As we increase our international cross-border business and expand our operations abroad, we may continue to engage with business partners and third-party intermediaries to market our services and to obtain necessary permits, licenses and other regulatory approvals. In addition, we or our third-party intermediaries may have direct or indirect interactions with officials and employees of government agencies or state-owned or affiliated entities. We can be held liable for the corrupt or other illegal activities of these third-party intermediaries, our employees, representatives, contractors, partners and agents, even if we do not explicitly authorize such activities. We cannot assure you that all of our employees and agents will not take actions in violation of our policies and applicable law, for which we may be ultimately held responsible. As we increase our international business, our risks under these laws may increase.

Detecting, investigating and resolving actual or alleged violations of anti-corruption laws can require a significant diversion of time, resources and attention from management. In addition, non-compliance with anti- corruption or anti-bribery laws could subject us to whistleblower complaints, investigations, sanctions, settlements, prosecution, enforcement actions, fines, damages, other civil or criminal penalties, injunctions, suspension or debarment from contracting with certain persons, reputational harm, adverse media coverage and other collateral consequences. If any subpoenas are received or investigations are launched, or governmental or other sanctions are imposed, or if we do not prevail in any possible civil or criminal proceeding, our business, operating results and financial condition could be materially harmed.

We are subject to governmental export controls and sanctions laws and regulations that could impair our ability to compete in international markets and subject us to liability if we are not in compliance with applicable laws. Changes to such laws and regulations, as well as changes to trade policy, import laws, and tariffs, may also have a material adverse effect on our business, financial condition and results of operations.

Exports of our products are subject to export controls and sanctions laws and regulations imposed by the U.S. government and administered by the U.S. Departments of State, Commerce, and Treasury. U.S. export control laws may require a license or other authorization to export products to certain destinations and end users. In addition, U.S. economic sanctions laws include restrictions or prohibitions on engaging in any transactions or dealings, including receiving investment or financing from, or engaging in the sale or supply of products and services to, U.S. embargoed or sanctioned countries, governments, persons and entities. Obtaining export authorizations can be difficult, costly and time- consuming and we may not always be successful in obtaining such authorizations, and our failure to obtain required export approval for our products or limitations on our ability to export or sell our products imposed by export control or sanctions laws may harm our revenues and adversely affect our business, financial condition, and results of operations. Non-compliance with these laws could have negative consequences, including government investigations, penalties and reputational harm.

Further, any changes in global political, regulatory and economic conditions, such as the military conflict involving Russia and Ukraine and the sanctions imposed by the United States, United Kingdom, European Union, and other jurisdictions on Russia in response to such conflict, or in laws and policies governing import/export control, economic sanctions, manufacturing, development and investment in the territories or countries where we currently purchase our components, sell our products, or conduct our business could result in the decreased use of our products by, or in our decreased ability to export or sell our products to, existing or potential end-customers. Any decreased use of our products or limitation on our ability to export or sell our products would adversely affect our business, results of operations and growth prospects. The United States has recently instituted or proposed changes in trade policies that include the negotiation or termination of trade agreements, the imposition of higher tariffs on imports into the United States, economic sanctions on individuals, corporations or countries, and other government regulations affecting trade between the United States and other countries where we conduct our business. A number of other nations have proposed or instituted similar measures directed at trade with the United States in response. As a result of these developments, there may be greater restrictions and economic disincentives on international trade that could adversely affect our business. It may be time-consuming and expensive for us to alter our business operations to adapt to or comply with any such changes, and any failure to do so could have a material adverse effect on our business, financial condition and results of operations.

Failures, or perceived failures, to comply with privacy, data protection, and information security requirements in the variety of jurisdictions in which we operate may adversely impact our business, and such legal requirements are evolving, uncertain and may require improvements in, or changes to, our policies and operations.

Our current and potential future operations and sales subject us to laws and regulations addressing privacy and the collection, use, storage, disclosure, transfer and protection of a variety of types of data. For example, the European Commission has adopted the General Data Protection Regulation and California enacted the California Consumer Privacy Act of 2018, both of which provide for potentially material penalties for non-compliance. These regimes may, among other things, impose data security requirements, disclosure requirements, and restrictions on data collection, uses, and sharing that may impact our operations and the development of our business. While, generally, we do not have access to, collect, store, process, or share information collected by our solutions unless our customers choose to proactively provide such information to us, our products may evolve both to address potential customer requirements or to add new features and functionality. Therefore, the full impact of these privacy regimes on our business is rapidly evolving across jurisdictions and remains uncertain at this time.

We may also be affected by cyber-attacks and other means of gaining unauthorized access to its products, systems, and data. For instance, cyber criminals or insiders may target us or third-parties with which we have business relationships in an effort to obtain data, or in a manner that disrupts our operations or compromises our products or the systems into which our products are integrated.

We are assessing the continually evolving privacy and data security regimes and measures we believe are appropriate in response. Since these data security regimes are evolving, uncertain and complex, especially for a global business like ours, we may need to update or enhance our compliance measures as our products, markets and customer demands further develop and these updates or enhancements may require implementation costs. The compliance measures we do adopt may prove ineffective. Any failure, or perceived failure, by us to comply with current and future regulatory or customer-driven privacy, data protection, and information security requirements, or to prevent or mitigate security breaches, cyber-attacks, or improper access to, use of, or disclosure of data, or any security issues or cyber-attacks affecting us, could result in significant liability, costs (including the costs of mitigation and recovery), and a material loss of revenue resulting from the adverse impact on our reputation and brand, loss of proprietary information and data, disruption to our business and relationships, and diminished ability to retain or attract customers and business partners. Such events may result in governmental enforcement actions and prosecutions, private litigation, fines and penalties or adverse publicity, and could cause customers and business partners to lose trust in us, which could have an adverse effect on our reputation and business.

If we fail to comply with the laws and regulations relating to the collection of sales tax and payment of income taxes in the various states in which we do business, we could be exposed to unexpected costs, expenses, penalties and fees as a result of our non-compliance, which could harm our business.

By engaging in business activities in the United States, we become subject to various state laws and regulations, including requirements to collect sales tax from our sales within those states, and the payment of income taxes on revenue generated from activities in those states. A successful assertion by one or more states that we were required to collect sales or other taxes or to pay income taxes where we did not could result in substantial tax liabilities, fees and expenses, including substantial interest and penalty charges, which could harm our business.

General Risks Associated with Our Company

Our limited operating history and evolving business make it difficult to evaluate our current business and future prospects.

Our limited operating history and the evolution of our business and our industry make it difficult to accurately assess our future prospects. It may not be possible to discern fully the economic and other business trends that we are subject to. Elements of our business strategy are new and subject to ongoing development as our operations mature. In addition, it may be difficult to evaluate our business because many of the other companies that offer the same or a similar range of solutions, products and services as us also have limited operating histories and evolving businesses.

The effects of the COVID-19 pandemic have had and could continue to have a material adverse effect on our business prospects, financial results, and results of operations.

The COVID-19 pandemic has caused significant volatility and disruption globally. The COVID-19 measures adopted by governments and businesses, including restrictions on travel and business operations and shelter in place and other quarantine orders, have affected and continue to affect our business, and could continue to adversely affect our business operations or the business operations of our customers and suppliers in the future. A significant portion of our revenue is project driven and has thus been impacted by the COVID-19 pandemic as certain key airport, smart city, and security installations have been, and continue to be, pushed back. Further, the pandemic has slowed prototype work and new product introduction efforts due to employees’ inability to access our facilities, and temporarily disrupted the operations of certain of our customers and suppliers. The duration of the ongoing COVID-19 pandemic and the associated and ongoing business interruptions may continue to affect our sales, supply chain or the manufacture or distribution of products, which could result in a material adverse effect on our business prospects and financial condition. Our response to the ongoing COVID-19 pandemic may prove to be inadequate. We may be unable to continue our operations in the manner that we did prior to the outbreak and we may endure interruptions, reputational harm, delays in product development and shipments, all of which could have an adverse effect on our business prospects, operating results, and financial condition. The COVID-19 pandemic may also intensify or exacerbate other risks described in these Risk Factors.

If we were to lose the services of members of our senior management team, we may not be able to execute our business strategy.

Our success depends in large part upon the continued service of key members of our senior management team. In particular, each of our Chief Executive Officer and co-founder, Zhenwu Huang, Chief Financial Officer and co-founder, Zhenqiang Huang, and Chief Operations Officer, Phil Zheng is critical to our overall management, as well as the continued development of our robotics technology, our culture and our strategic direction. All of our executive officers are at will employees, and we do not maintain any key person life insurance policies. The loss of any member of our senior management team could harm our business.

We may pursue acquisitions, which involve a number of risks, and if we are unable to address and resolve these risks successfully, such acquisitions could harm our business.

We have acquired and may in the future acquire businesses, products or technologies to expand our offerings and capabilities and business. We have evaluated, and expect to continue to evaluate, a wide array of potential strategic transactions. Any acquisition could be material to our financial condition and results of operations and any anticipated benefits from an acquisition may never materialize. In addition, the process of integrating acquired businesses, products or technologies may create unforeseen operating difficulties and expenditures. Acquisitions in international markets would involve additional risks, including those related to integration of operations across different cultures and languages, currency risks and the particular economic, political and regulatory risks associated with specific countries. We may not be able to address these risks successfully, or at all, without incurring significant costs, delays or other operational problems and if we were unable to address such risks successfully our business could be harmed.

Our ability to effectively manage our anticipated growth and expansion of our operations will also require us to enhance our operational, financial and management controls and infrastructure, human resources policies and reporting systems. These enhancements and improvements will require significant capital expenditures and allocation of valuable management and employee resources.

We expect to experience significant growth in the scope and nature of our operations. Our ability to manage our operations and future growth will require us to continue to improve our operational, financial and management controls, compliance programs and reporting systems. We may not be able to implement improvements in an efficient or timely manner and may discover deficiencies in existing controls, programs, systems and procedures, which could have an adverse effect on our business, reputation and financial results. Additionally, rapid growth in our business may place a strain on our human and capital resources. Furthermore, we expect to continue to conduct our business internationally and anticipate increased business operations in the United States, Europe, Asia and elsewhere. These diversified, global operations place increased demands on our limited resources and require us to substantially expand the capabilities of our administrative and operational resources and to attract, train, manage and retain qualified management, technical, manufacturing, engineering, sales and other personnel. As our operations expand domestically and internationally, we will need to continue to manage multiple locations and additional relationships with various customers, partners, suppliers and other third parties across several markets.

We are an “emerging growth company,” and will be able take advantage of reduced disclosure requirements applicable to “emerging growth companies,” which could make our Class B common stock less attractive to investors.

We are an “emerging growth company,” as defined in the JOBS Act and, for as long as we continue to be an “emerging growth company,” we intend to take advantage of certain exemptions from various reporting requirements applicable to other public companies but not to “emerging growth companies,” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We could be an “emerging growth company” for up to five years, or until the earliest of (i) the last day of the first fiscal year in which our annual gross revenues exceed $1.235 billion, (ii) the date that we become a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act, which would occur if the market value of our Class B common stock that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter, or (iii) the date on which we have issued more than $1 billion in non-convertible debt during the preceding three year period.

We intend to take advantage of these reporting exemptions described above until we are no longer an “emerging growth company.” Under the JOBS Act, “emerging growth companies” can also delay adopting new or revised accounting standards until such time as those standards apply to private companies. We have elected to avail ourselves of this exemption from new or revised accounting standards and, therefore, the information that we provide to our stockholders may be different than you might receive from other public reporting companies in which you hold equity interests.

We cannot predict if investors will find our Class B common stock less attractive if we choose to rely on these exemptions. If some investors find our Class B common stock less attractive as a result of any choices to reduce future disclosure, there may be a less active trading market for our Class B common stock and the price of our Class B common stock may be more volatile.

We are a “controlled company” within the meaning of the Nasdaq Stock Market Rules and, as a result, may rely on exemptions from certain corporate governance requirements that provide protection to stockholders of other companies.

We are a “controlled company” as defined under the Nasdaq Stock Market Rules, as our co-founder and Chief Executive Officer, Zhenwu (Wayne) Huang, beneficially owns over 50% of the total voting power of our issued and outstanding shares of common stock as of the date of this Report. For so long as we remain a “controlled company” under that definition, we are permitted to elect to rely on, and may rely on, certain exemptions from corporate governance rules, including an exemption from the rule that a majority of our board of directors must be independent directors. As a result, you may not have the same protection afforded to stockholders of companies that are subject to these corporate governance requirements.

We have identified a material weakness in our internal control over financial reporting as of September 30, 2023. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.

We have identified a material weakness in our internal controls over financial reporting as of September 30, 2023 relating to the inadequate design and maintenance of effective general information technology controls over third-party information systems and applications that are relevant to the preparation of the Company’s financial statements. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented, or detected and corrected on a timely basis.

Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. Measures to remediate material weaknesses may be time-consuming and costly and there is no assurance that such initiatives will ultimately have the intended effects. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results. If we identify any new material weaknesses in the future, any such newly identified material weakness could limit our ability to prevent or detect a misstatement of our accounts or disclosures that could result in a material misstatement of our annual or interim financial statements. In such case, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to applicable stock exchange listing requirements, investors may lose confidence in our financial reporting and adversely affect our business and operating results. We cannot assure you that the measures we have taken to date, or any measures we may take in the future, will be sufficient to avoid potential future material weaknesses.

We will incur significantly increased costs as a result of and devote substantial management time to operating as a public company.

As a public company, we incur significant legal, accounting and other expenses that we did not incur as a private company. For example, we are subject to the reporting requirements of the Exchange Act and are required to comply with the applicable requirements of the Sarbanes-Oxley Act and the Dodd-Frank Wall Street Reform and Consumer Protection Act, as well as rules and regulations subsequently implemented by the SEC, including the establishment and maintenance of effective disclosure and financial controls, changes in corporate governance practices and required filing of annual, quarterly and current reports with respect to our business and operating results. These requirements have increased our legal and financial compliance costs and make some activities more time-consuming and costly. In addition, our management and other personnel need to divert attention from operational and other business matters to devote substantial time to these public company requirements. We may also need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge and will need to maintain an internal audit function. Operating as a public company means it is more expensive for us to maintain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to maintain coverage. This could also make it more difficult for us to attract and retain qualified people to serve on our board of directors, our board committees or as executive officers. In addition, after we no longer qualify as an “emerging growth company,” as defined under the JOBS ACT we expect to incur additional management time and cost to comply with the more stringent reporting requirements applicable to companies that are deemed accelerated filers or large accelerated filers, including complying with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act. We are in the process of compiling the system and processing documentation needed to comply with such requirements. We may not be able to complete our evaluation, testing and any required remediation in a timely fashion.

We cannot predict or estimate the amount of additional costs we may incur as a result of continuing to be a public company or the timing of such costs.

Our business is subject to the risks of earthquakes, fire, floods and other natural catastrophic events, global pandemics, and interruptions by man-made problems, such as network security breaches, computer viruses or terrorism. Material disruptions of our business or information systems resulting from these events could adversely affect our operating results.

We and some of the third-party service providers on which we depend for various support functions are vulnerable to damage from catastrophic events, such as power loss, natural disasters, terrorism, pandemics, and similar unforeseen events beyond our control.

If a natural disaster, power outage or other event occurred that prevented us from using all or a significant portion of our headquarters, damaged critical infrastructure, or otherwise disrupted operations, it may be difficult or, in certain cases, impossible for us to continue our business for a substantial period of time. The disaster recovery and business continuity plans we have in place are unlikely to provide adequate protection in the event of a serious disaster or similar event. We may incur substantial expenses as a result of the limited nature of our disaster recovery and business continuity plans, which could have a material adverse effect on our business.

Furthermore, integral parties in our supply chain are operating from single sites, increasing their vulnerability to natural disasters or other sudden, unforeseen and severe adverse events, such as the COVID-19 pandemic. If such an event were to affect our supply chain, it could have a material adverse effect on our business.

Our ability to use our net operating loss carryforwards may be limited.

As of September 30, 2023, we had no U.S. federal or state net operating loss carryforwards. Under legislation enacted in 2017, informally titled the Tax Cuts and Jobs Act (the “TCJA”) as modified in 2020 by the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), unused U.S. federal net operating losses generated in tax years beginning after December 31, 2017, will not expire and may be carried forward indefinitely, but the deductibility of such federal net operating loss carryforwards in taxable years beginning after December 31, 2020, is limited to 80% of taxable income. It is uncertain if and to what extent various states will conform to the TCJA or the CARES Act. Our ability to utilize any federal net operating carryforwards may be limited under Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”). The limitations apply if we experience an “ownership change,” which is generally defined as a greater than 50 percentage point change (by value) in the ownership of our equity by certain stockholders or groups of stockholders over a rolling three-year period. Similar provisions of state tax law may also apply to limit the use of any state net operating loss carryforwards. We have not yet completed a Section 382 analysis, and therefore, there can be no assurances that any previously experienced ownership changes have not materially limited our utilization of affected net operating loss carryforwards. Future changes in our stock ownership, which may be outside of our control, may trigger an ownership change that materially impacts our ability to utilize any pre-change net operating loss carryforwards. In addition, there may be periods during which the use of net operating loss carryforwards is suspended or otherwise limited.

Our management has limited experience in operating a public company.

Our executive officers have limited experience in the management of a publicly traded company subject to significant regulatory oversight and reporting obligations under federal securities laws. Our management team may not successfully or effectively manage our transition to a public company. Their limited experience in dealing with the increasingly complex laws pertaining to public companies could be a significant disadvantage in that it is likely that an increasing amount of their time may be devoted to these activities which will result in less time being devoted to our management and growth. We may not be able to maintain adequate personnel with the appropriate level of knowledge, experience and training in the accounting policies, practices or internal controls over financial reporting required of public companies in the United States. It is possible that we will be required to expand our employee base and hire additional employees to support our operations as a public company, which will increase our operating costs in future periods.

Risks Related to Ownership of Our Class B Common Stock

An active trading market for our Class B common stock may not develop or be sustained.

If an active trading market for our Class B common stock does not develop, you may not be able to sell your shares quickly or at the market price. Our ability to raise capital to continue to fund operations by selling shares of our Class B common stock and our ability to acquire other companies or technologies by using shares of our Class B common stock as consideration may also be impaired.

The trading price of our Class B common stock may be volatile, and you could lose all or part of your investment.

The trading price of our Class B common stock following our initial public offering is likely to be volatile and could be subject to fluctuations in response to various factors, some of which are beyond our control. These fluctuations could cause you to lose all or part of your investment in our Class B common stock as you might be unable to sell your shares at or above the price you paid for them. Factors that could cause fluctuations in the trading price of our Class B common stock include the following:

●	price and volume fluctuations in the overall stock market from time to time;

●	volatility in the trading prices and trading volumes of transportation stocks;

●	changes in operating performance and stock market valuations of other transportation companies generally, or those in our industry in particular;

●	sales of shares of our Class B common stock by us or our stockholders;

●	failure of securities analysts to maintain coverage of us, changes in financial estimates by securities analysts who follow our Company, or our failure to meet these estimates or the expectations of investors;

●	the financial projections we may provide to the public, any changes in those projections, or our failure to meet those projections;

●	announcements by us or our competitors of new products, features, or services;

●	the public’s reaction to our press releases, other public announcements and filings with the SEC;

●	rumors and market speculation involving us or other companies in our industry;

●	actual or anticipated changes in our results of operations or fluctuations in our results of operations;

●	actual or anticipated developments in our business, our competitors’ businesses or the competitive landscape generally;

●	litigation involving us, our industry, or both, or investigations by regulators into our operations or those of our competitors;

●	developments or disputes concerning our intellectual property or other proprietary rights;

●	announced or completed acquisitions of businesses, products, services or technologies by us or our competitors;

●	new laws or regulations or new interpretations of existing laws or regulations applicable to our business;

●	changes in accounting standards, policies, guidelines, interpretations or principles;

●	any significant change in our management; and

●	general economic conditions and slow or negative growth of our markets.

In recent years, the stock markets generally have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of listed companies. Broad market and industry factors may significantly affect the market price of our Class B common stock, regardless of our actual operating performance. These fluctuations may be even more pronounced in the trading market for our Class B common stock shortly following our initial public offering. You may not realize any return on your investment in us and may lose some or all of your investment.

In addition, in the past, following periods of volatility in the overall market and in the market price of a particular company’s securities, securities class action litigation has often been instituted against these companies. This litigation, if instituted against us, could result in substantial costs and a diversion of our management’s attention and resources.

The dual-class structure of our common stock has the effect of concentrating voting power, which may limit your ability to influence the outcome of important transactions, including a change in control.

Our Class B common stock has one (1) vote per share, and our Class A common stock has ten (10) votes per share. Our issued and outstanding share capital consists of 44,353,846 shares of Class A common stock and 17,855,563 shares of Class B common stock. Our Chief Executive Officer and co-founder, Zhenwu Huang, and our Chief Financial Officer and co-founder, Zhenqiang Huang, beneficially own an aggregate of approximately 82.79% of the voting power of our outstanding shares of common stock as of the date of this Report, and as such, these stockholders, individually or together, may be able to significantly influence matters submitted to our stockholders for approval, including the election of directors, amendments of our articles of incorporation, as amended, and any merger or other major corporate transactions that require stockholder approval. See “Principal Stockholders” Our existing stockholders, including Zhenwu Huang and Zhenqiang Huang, individually or together, may vote in a way with which you disagree and which may be adverse to your interests. This concentrated voting power may, by changing the directors of the Company, have the ultimate effect of delaying, preventing or deterring a change in control of our Company, could deprive our stockholders of an opportunity to receive a premium for their shares of common stock as part of a sale of our company and might ultimately materially and adversely affect the market price of our Class B common stock.

Future transfers by the holders of shares of Class A common stock may result in those shares converting into shares of Class B common stock. Each share of Class A common stock is convertible into one share of Class B common stock at any time at the option of the holder, but Class B common stock shall not be convertible into Class A common stock under any circumstances. However, as long as at least 1,785,557 shares of Class A common stock remain outstanding, and without giving effect to any future issuances, the holders of our Class A common stock will hold a majority of the outstanding voting power and will continue to control the outcome of matters submitted to stockholders’ approval. Our second amended and restated articles of incorporation will generally not prohibit us from issuing additional shares of Class A common stock, and any future issuance of shares of Class A common stock may be dilutive to holders of Class B common stock.

The dual-class structure of our common stock may adversely affect the trading market for our Class B common stock.

We cannot predict whether our dual-class structure will result in a lower or more volatile market price of our Class B common stock or in adverse publicity or other adverse consequences. For example, certain index providers have announced restrictions on companies with dual-class or multi-class share structures in their indices. In July 2017, S&P Dow Jones and FTSE Russell announced changes to their eligibility criteria for the inclusion of shares of public companies on certain indices, including the Russell 2000, the S&P 500, the S&P MidCap 400 and the S&P SmallCap 600, to exclude companies with multiple classes of shares from being added to these indices. Beginning in 2017, MSCI, a leading stock index provider, opened public consultations on their treatment of no-vote and multi-class structures and temporarily barred new multi-class listings from certain of its indices; however, in October 2018, MSCI announced its decision to include equity securities “with unequal voting structures” in its indices and to launch a new index that specifically includes voting rights in its eligibility criteria. As a result, our dual class capital structure would make us ineligible for inclusion in any of these indices, and mutual funds, exchange-traded funds and other investment vehicles that attempt to passively track these indices will not be investing in our Class B common stock. These policies are still relatively new and it is as of yet unclear what effect, if any, they will have on the valuations of publicly traded companies excluded from the indices, but it is possible that they may depress these valuations compared to those of other similar companies that are included. Furthermore, we cannot assure you that other stock indices will not take a similar approach to S&P Dow Jones or FTSE Russell in the future. Exclusion from indices could make our Class B common stock less attractive to investors and, as a result, the market price of our Class B common stock could be adversely affected.

If securities or industry analysts do not publish research or publish inaccurate or unfavorable research about our business, our stock price and trading volume could decline.

The trading market for our Class B common stock will depend in part on the research and reports that securities or industry analysts publish about us or our business. If no securities or industry analysts cover our company, the trading price for our stock would be negatively impacted. If we obtain securities or industry analyst coverage and if one or more of the analysts who covers us downgrades our stock or publishes inaccurate or unfavorable research about our business, our stock price would likely decline. If one or more of these analysts ceases coverage of us or fails to publish reports on us regularly, demand for our stock could decrease, which could cause our stock price and trading volume to decline.

Future sales of our Class B common stock or securities convertible into our Class B common stock may depress our stock price.

Sales of a substantial number of shares of our Class B common stock or securities convertible into our Class B common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our Class B common stock. We have 19,913,000 outstanding shares of Class B common stock that may be sold after the expiration of lock-up agreements at least 180 days following the closing of the offering of the shares, unless such shares are held by an affiliate of ours, as more fully described in our Registration Statement on From S-1 (File Nos 333-269470 and 333-275612), filed with the Securities and Exchange Commission (“SEC”) in connection with our initial public offering (“IPO Prospectus”), in the section entitled “Shares Eligible for Future Sale.” Moreover, we have registered shares of Class B common stock issuable under our 2023 Stock Option Plan on a Registration Statement on Form S-8, filed the SEC on December 11, 2023, and such shares can be freely sold in the public market upon issuance, subject to the lock-up agreements described above and in the IPO Prospectus. If a large number of shares of our Class B common stock or securities convertible into our Class B common stock are sold in the public market after they become eligible for sale, the sales could reduce the trading price of our Class B common stock and impede our ability to raise future capital.

Our failure to meet the continued listing requirements of Nasdaq could result in a delisting of our Class B common stock.

If we fail to satisfy the continued listing requirements of Nasdaq, such as the corporate governance requirements or the minimum closing bid price requirement, Nasdaq may take steps to delist our Class B common stock. Such a delisting would likely have a negative effect on the price of our Class B common stock and would impair your ability to sell or purchase our Class B common stock when you wish to do so. In the event of a delisting, we can provide no assurance that any action taken by us to restore compliance with listing requirements would allow our Class B common stock to become listed again, stabilize the market price or improve the liquidity of our Class B common stock, prevent our Class B common stock from dropping below the Nasdaq minimum bid price requirement or prevent future non-compliance with Nasdaq’s listing requirements.

Our directors, executive officers and principal stockholders have substantial control over us and could delay or prevent a change of corporate control.

Our directors, executive officers and holders of more than 5% of our Class B common stock, together with their affiliates, beneficially own, in the aggregate, approximately 94.52% of our outstanding common stock. As a result, these stockholders, acting together, have the ability to control the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, these stockholders, acting together, have the ability to control the management and affairs of our company. Accordingly, this concentration of ownership could harm the market price of our Class B common stock by:

●	delaying, deferring or preventing a change of control of us;

●	impeding a merger, consolidation, takeover or other business combination involving us; or

●	discouraging a potential acquiror from making a tender offer or otherwise attempting to obtain control of us.

See “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” below for more information regarding the ownership of our outstanding stock by our executive officers, directors and holders of more than 5% of our Class B common stock, together with their affiliates.

Anti-takeover provisions contained in our second amended and restated articles of incorporation and bylaws, as well as provisions of Nevada law, could impair a takeover attempt.

Our second amended and restated articles of incorporation, bylaws and Nevada law contain provisions which could have the effect of rendering more difficult, delaying or preventing an acquisition deemed undesirable by our board of directors. Our corporate governance documents include provisions:

●	classifying our board of directors into three classes;

●	authorizing “blank check” preferred stock, which could be issued by our board of directors without stockholder approval and may contain voting, liquidation, dividend, and other rights superior to our Class B common stock;

●	limiting the liability of, and providing indemnification to, our directors and officers;

●	limiting the ability of our stockholders to call and bring business before special meetings;

●	requiring advance notice of stockholder proposals for business to be conducted at meetings of our stockholders and for nominations of candidates for election to our board of directors;

●	controlling the procedures for the conduct and scheduling of board of directors and stockholder meetings; and

●	providing our board of directors with the express power to postpone previously scheduled annual meetings and to cancel previously scheduled special meetings.

These provisions, alone or together, could delay or prevent hostile takeovers and changes in control or changes in our management.

Nevada law, Nevada Revised Statutes (“NRS”) Sections 78.411 through 78.444, regulate business combinations with interested stockholders. Nevada law defines an interested stockholder as a beneficial owner (directly or indirectly) of 10% or more of the voting power of the outstanding shares of the corporation. Pursuant to Sections NRS 78.411 through 78.444, combinations with an interested stockholder remain prohibited for three years after the person became an interested stockholder unless (i) the transaction is approved by the board of directors or the holders of a majority of the outstanding shares not beneficially owned by the interested party, or (ii) the interested stockholder satisfies certain fair value requirements. NRS 78.434 permits a Nevada corporation to opt-out of the statute with appropriate provisions in its articles of incorporation.

NRS Sections 78.378 through 78.3793 regulates the acquisition of a controlling interest in an issuing corporation. An issuing corporation is defined as a Nevada corporation with 200 or more stockholders of record, of which at least 100 stockholders have addresses of record in Nevada and does business in Nevada directly or through an affiliated corporation. NRS Section 78.379 provides that an acquiring person and those acting in association with an acquiring person obtain only such voting rights in the control shares as are conferred by a resolution of the stockholders of the corporation, approved at a special or annual meeting of the stockholders. Stockholders who vote against the voting rights have dissenters’ rights in the event that the stockholders approve voting rights. NRS Section 78.378 provides that a Nevada corporation’s articles of incorporation or bylaws may provide that these sections do not apply to the corporation. Our second amended and restated articles of incorporation provide that these sections do not apply.

We have never paid dividends on our capital stock, and we may not pay any dividends in the foreseeable future.

We have never declared nor paid cash dividends on our capital stock. We may pay dividends in the future if the Company realizes good profits and the board of directors determines that dividends are advisable, taking into account the Company’s financial and development needs. However, it is also possible that we may retain any future earnings to finance the operation and expansion of our business, and we may not declare or pay any dividends in the foreseeable future. Consequently, stockholders may need to rely on sales of their common stock after price appreciation, which may never occur, as the only way to realize any future gains on their investment.

ITEM 1B. Unresolved Staff Comments

Not Applicable

ITEM 1C. Cybersecurity

Not Applicable

ITEM 2. Properties

Our principal executive offices are located at 4175 Cameron St Ste 1, Las Vegas, NV 89103. We lease office facilities under noncancelable operating lease agreements. We lease space for our corporate headquarters located at 4175 Cameron St Ste 1, Las Vegas, NV 89103 through August 2027, and a second office space in Austin, Taxes through April 2024. We also lease space for our ClouTea store in Las Vegas, Nevada through January 2024. After the ClouTea store lease term ends in January 2024, the new lease term will change to month-to-month, and landlord can choose to terminate the lease by sending a notice two month in advance.

The following table sets forth information as to the real property leased by us:

Lessor	Lessee	Location	Area (Square Feet)	Annual Rent	Current Term Expires	Use
Utopia Village, L.P.	Richtech Robotics Inc.	13706 Research Blvd, Suite 200, Austin, TX 78750	2,580	$37,200.00	April 30, 2024	Sales and Marketing Office
Cameron Industrial Park, LLC	Richtech Robotics Inc.	4175 Cameron St, Ste 1 & 2 & A1 & 5, Las Vegas, NV 89103	11,222	$139,554	August 31, 2027	HQ
Forum Shops, LLC	Richtech Robotics Inc.	3500 Las Vegas Blvd. So. Unit 0R06A, Las Vegas, NV 89109	1,971	$60,002	January 31, 2024	Boba Tea store
Forum Shops, LLC	Richtech Robotics	3500 Las Vegas Blvd. So. Unit TT7, Las Vegas, NV 89109	100	$10,002	January 31, 2024	Boba Tea store

ITEM 3. Legal Proceedings

From time to time, we may be subject to legal proceedings, investigations and claims incidental to the conduct of our business. As of September 30, 2023, we are not a party to, nor are we aware of, any legal proceedings, investigations or claims which, in the opinion of our management, are likely to have a material adverse effect on our business, financial condition or results of operations.

ITEM 4. Mine and Safety Disclosure

Not applicable.

PART II

ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our Class B common stock trades on the Nasdaq Stock Market under the symbol “RR.”

Holders of Record

As of January 11, 2024, we had approximately 8 holders of record of our Class A common stock and 30 holders of record of our Class B common stock.

Securities Authorized for Issuance under Equity Compensation Plan

The following table sets forth information concerning securities authorized under equity compensation plans as of September 30, 2023.

Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of granted restricted stock unit awards outstanding	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	-	$-	-	-
Equity compensation plans not approved by security holders	-	-	-	-
	-	$-	-	-

Dividend Policy

We have never paid or declared any cash dividends on our Class B common stock. We may pay dividends in the future if the Company realizes good profits and the board of directors determines that dividends are advisable, taking into account the Company’s financial and development needs. However, we may instead retain any future earnings to finance the operation, development and expansion of our business, and we may not declare or pay any dividends in the foreseeable future. Any future determination to pay dividends will be at the discretion of our board of directors and will depend upon a number of factors, including our results of operations, financial condition, business prospects, contractual restrictions, restrictions imposed by applicable law and other factors our board of directors deems relevant.

Under NRS 78.288, the directors of a corporation may authorize, and the corporation may make, distributions (including cash dividends) to stockholders, but no such distribution may be made if, after giving it effect:

●	the corporation would not be able to pay its debts as they become due in the usual course of business; or

●	the corporation’s total assets would be less than the sum of (x) its total liabilities plus (y) the amount that would be needed, if the corporation were to be dissolved at the time of distribution, to satisfy the preferential rights upon dissolution of stockholders whose preferential rights are superior to those receiving the distribution.

The NRS prescribes the timing of the determinations above depending on the nature and timing of payment of the distribution. For cash dividends paid within 120 days after the date of authorization, the determinations above must be made as of the date the dividend is authorized. When making their determination that a distribution is not prohibited by NRS 78.288, directors may consider:

●	financial statements prepared on the basis of accounting practices that are reasonable in the circumstances;

●	a fair valuation, including, but not limited to, unrealized appreciation and depreciation; and/or

●	any other method that is reasonable in the circumstances.

Recent Sales of Unregistered Securities

In October 2022, the Company effected a 4-for-1 forward stock split and concurrently designated two classes of common stock, designated as Class A common stock and Class B common stock (the “Stock Split”). All of the then-outstanding shares of common stock were redesignated as shares of Class A common stock in connection with the Stock Split. As a result of the Stock Split, Zhengqiang Huang held 7,892,000 shares of Class A common Stock, Zhenwu Huang held 31,508,000 shares of Class A common stock, and Renmeng LLC held 600,000 shares of Class A common stock. Immediately after the Stock Split, Renmeng LLC and the Company entered into a Conversion Agreement, dated as of October 21, 2022, pursuant to which Renmeng LLC converted all of its shares of Class A common stock into an equal number of shares of Class B common stock (the “Renmeng Conversion”). As a result of the Renmeng Conversion, Renmeng LLC holds 600,000 shares of Class B common stock.

In December 2022, Zhenwu Huang transferred 1,200,000 shares of Class A common stock to Phil Zheng, in exchange for a payment of $30,000 from Phil Zheng. Immediately after the transfer, Phil Zheng and the Company entered into a Conversion Agreement, dated as of December 2, 2022, pursuant to which Phil Zheng converted all of his shares of Class A common stock into an equal number of shares of Class B common stock (the “Zheng Conversion”). As a result of the Zheng Conversion, Phil Zheng holds 1,200,000 shares of Class B common stock.

In December 2022 and January 2023, the Company issued the following shares of its common stock to the listed holders, in each case the consideration being services rendered:

Name of Holder	Number of Shares	Class of Common Stock	Date of Issuance
King Bliss Limited	6,153,846	Class A Common Stock	12/20/2022
Practical Excellence Limited	1,600,000	Class B Common Stock	12/12/2022
Robust Century Ventures Limited	1,400,000	Class B Common Stock	12/13/2022
Tower Luck Group Limited	1,350,000	Class B Common Stock	12/15/2022
Broad Elite Ventures Limited	1,800,000	Class B Common Stock	12/16/2022
Normanton Tech PTE. LTD.	466,000	Class B Common Stock	1/15/2023

Pre-IPO Private Placement

In June and July 2023, the Company entered into share purchase agreements with twelve accredited investors for the issuance of an aggregate of 166,000 shares of Class B common stock, at $5.00 per share (the “Private Placement Shares”). Each of the investors has agreed to a 180 day lock-up with respect to such shares. The Private Placement Shares are not subject to registration rights. The number of Private Placement Shares issued to each investor is set forth below:

Name of Holder	Number of Shares	Class of Common Stock	Date of Issuance
Thanh Chi Nguyen	100,000	Class B Common Stock	6/8/2023
The Jenkins Family Trust	5,000	Class B Common Stock	6/12/2023
Jerry L. Marti	25,000	Class B Common Stock	6/26/2023
Greg Meagher	5,000	Class B Common Stock	6/27/2023
Joseph Walker and Kimberly Spight Walker	2,000	Class B Common Stock	6/28/2023
The Zeno Family Trust	5,000	Class B Common Stock	6/28/2023
Theresa Wilson-McCray	2,000	Class B Common Stock	6/28/2023
Jae H. Lim, Jr.	10,000	Class B Common Stock	7/27/2023
Jessica M. Alexander	2,000	Class B Common Stock	7/28/2023
Richard On	2,500	Class B Common Stock	7/30/2023
Chinese Restaurant Foundation	5,000	Class B Common Stock	7/30/2023
Alex Pang	2,500	Class B Common Stock	7/30/2023

Convertible Notes

In November and December 2022, the Company issued nine promissory notes (as amended, the “Convertible Notes”) to nine investors, in an aggregate principal amount of $1,400,000, for the provision of consulting, advisory and technical support services to the Company. The Convertible Notes each bear an interest of 16% per annum and have a maturity date of 18 months after issuance (“Maturity Date”). On December 17, 2022, the Company amended the Convertible Notes and entered into promissory note conversion agreements with each Convertible Note holder, pursuant to which the outstanding balance of principal and accrued interest of each Convertible Note were converted into an aggregate of 9,231,000 shares of Class B common stock (“Conversion Shares”). On June 25, 2023, each of the holders of the Convertible Notes agreed to waive any registration rights in connection with their Conversion Shares (the “Waiver”). On October 27, 2023, seven of the original holders of the Convertible Notes and the converted shares transferred their respective shares to each of seven new investors. Each of the transferees agreed to the terms of the Waiver.

The shares of common stock described above were issued in transactions not involving a public offering in reliance upon an exemption from registration provided by Section 3(a)(9) or Section 4(a)(2) of the Securities Act and/or Rule 506 of Regulation D promulgated thereunder.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 6. Reserved

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our consolidated financial statements and the related notes contained elsewhere in this Report and in our other Securities and Exchange Commission filings. The following discussion may contain predictions, estimates, and other forward-looking statements that involve a number of risks and uncertainties, including those discussed under “Risk Factors” and elsewhere in this Report. These risks could cause our actual results to differ materially from any future performance suggested below.

Overview

We are a leading provider of service robotic solutions by developing, manufacturing, and deploying novel products that address the growing need for automation in the service industry. We develop and provide service automation solutions that directly address the labor shortage problem affecting the US service industry. Our solutions include delivery, commercial cleaning, food & beverage service, and customization and development service, which has been implemented in more than 80 cities across the United States in restaurants, hotels, casinos, senior living homes, factories and retail centers. Our solutions automate repetitive and time-consuming tasks which allows clients to reallocate labor hours to more value-creating roles. Many of our clients see our robotic solutions as crucial to expanding and scaling their businesses.

Our product family was designed to provide labor-intensive businesses with robotic automation solutions. Hospitality is the most labor-intensive industry, which is why we have deployed our robots across restaurants, hotels, casinos, hospitals, bars, event spaces, and senior living homes. The market is currently in the phase where end-users and system integrators are still gaining experience in adoption and implementation of nonindustrial service robots. In North America, the primary driver for adoption will be the ongoing trend to automate menial or non-value-adding-tasks. These tasks include cleaning, transport and delivery, and food preparation.

Factors and Trends Affecting Our Business and Results of Operations

The following trends and uncertainties either affected our financial performance historically or are likely to impact our results of operations in the future:

●	As our robotic products market potential is seen by others, more competitors enter the market, which will lead to price competition and a decline in profit margins;

●	A recession will lead to a decline in customer demand in our robotic products and services;

●	Some of the products are currently assembled by suppliers in China, which may delay the supply if they are affected by international shipping, epidemic, geopolitical conflicts and other factors;

●	We anticipate that our general and administrative expenses will increase in the future as a result of increased costs associated with being a public company. These increases will likely include increased costs related to the hiring of additional personnel and fees to outside consultants, attorneys, and accountants, and personnel-related stock-based compensation costs, among other expenses, and, in the case of public company-related expenses, services associated with strengthening our internal control over financial reporting, maintaining compliance with Nasdaq listing and SEC reporting requirements, director and officer liability insurance costs, and investor and public relations costs, among other expenses.

●	Inflationary pressures are also a concern as it is difficult to make reliable projections for the cost of components. This means profit margins could be affected, and our pricing would need to re-evaluated on a regular basis.

●	The rising interest rate will lead to a higher borrowing cost. It will increase our cost for any potential future borrowing and financing activities. Higher interest rates reduce consumer spending and business investment, causing the economy to contract, which will impact our business and will reduce our customers’ purchasing power.

Results of Operations

Comparison of the years ended September 30, 2023 and 2022

The following table summarizes our results of operations (in thousands) for the years ended September 30, 2023 and 2022, together with the dollar change in those items from period to period:

	Year ended September 30,
	2023	2022	Change
Revenue, net	$8,759	$6,049	$2,710
Cost of revenue, net	2,744	2,098	646
Gross profit	6,015	3,951	2,064

Operating expenses:
Research and development	1,979	1,772	207
Sales and marketing	238	297	(59)
General and administrative	3,509	2,258	1,251
Total operating expenses	5,726	4,327	1,399
Loss from operations	289	(376)	665
Other income (expense):
Interest expense, net	(734)	(18)	(716)
Total other expense	(734)	(18)	(716)
Loss before income tax expense	(445)	(394)	(51)
Income tax benefit/(expense)	106	(113)	219
Net loss	$(339)	$(507)	$168

Revenue

The total revenue for the fiscal years ended September 30, 2023, and 2022, was $8,759 thousand and $6,049 thousand, respectively. The $2,710 thousand increase, or 45%, increase in revenue in 2023 was a result of the continuous expansion of our customer base and increased revenue from existing customers. Our revenue (in thousands) by product for the fiscal years ended September 30 is shown below:

	Year ended September 30,
	2023	2022	Change
Robotics
Product revenue	$5,665	$2,981	$2,684
Service revenue	2,602	1,876	726
Leasing revenue	197	441	(244)
Total Robotics revenue	8,464	5,298	3,166
Smart hardware	7	562	(555)
Interactive system	198	189	9
Cloutea*	90	—	90
Total	$8,759	$6,049	$2,710

Notes:

*	Cloutea is the revenue generated from our boba tea store opened in May 2023, in order to further develop our business model. This is our model store of interactive robot barista by utilizing our ADAM robot.

For the fiscal years ended September 30, 2023 and 2022, our overall robotics revenue was $8,464 thousand and $5,298 thousand, respectively. The $3,166 thousand increase, or 60%, was brought on by the official launch of our ADAM robot, the culmination of several enterprise deals, and the generally increased adoption rate among medium to small business.

Cost of Revenue, Net

Cost of revenue, net was $2,744 thousand and $2,098 thousand for the years ended September 30, 2023 and 2022, respectively. The $646 thousand increase, or 31%, was due primarily to the increase of our robotics revenue in 2023.

Gross Profit

Gross profit as a percentage of total revenue was 69% for the year ended September 30, 2023 compared to 65% for the year ended September 30, 2022. The increase in the gross profit percentage in 2023 was driven primarily by the occurrence and recognition of our robotic service revenue, which has a higher margin.

Research and Development Expenses

Research and development expenses were $1,979 thousand and $1,772 thousand for the years ended September 30, 2023 and 2022, respectively. The $207 thousand increase, or 12%, from 2022 to 2023 was due primarily to our increased expenditure in developing new products.

Sales and Marketing Expenses

Sales and marketing expenses were $238 thousand and $297 thousand for the years ended September 30, 2023 and 2022, respectively. This reduction of $59, or 20%, in marketing costs was primarily due to better efficiency in our ability to target ideal customers by concentrating marketing efforts on the highest return on investment (ROI) activities. In addition, the success of our marketing efforts in 2022 had already put us at capacity in terms of manufacturing and installations for 2023.

General and Administrative Expenses

General and administrative expenses were $3,509 thousand and $2,258 thousand for the years ended September 30, 2023 and 2022, respectively. The $1,251 thousand increase, or 55%, from 2022 to 2023 was due primarily to an increase in professional service fees related to prepare for the initial public offering, and an increase in commission expenses caused by the higher sales.

Other Income (Expense)

Total other expense was $734 thousand and $18 thousand for the years ended September 30, 2023 and 2022, respectively. The $716 thousand, or 3,978%, net increase in total other expense was primarily due to the interest expense occurred incurred within the twelve months ended September 30, 2023. During 2023, we entered into ten short-term loan agreements with different financial entities for the total principal amount of $1,853. As of September 30, 2023, the short-term loan balance was $845. The majority of these loans have been paid off, and the remaining balance was $55 as of the reporting date.

Income Tax Benefit/(Expense)

There was an income tax benefit of $106 thousand for the year ended September 30, 2023, and there was an income tax expense of $113 thousand, for the years ended September 30, 2022. The $219 thousand difference was primarily due to the loss before income tax generated in 2023. The income tax benefit and/or expenses recorded for both of the year ended September 30, 2023 and 2022 differ from the U.S. federal statutory tax rate of 21% due primarily to the tax impact of state income taxes, non-deductible officers’ compensation, and transportation fringe benefits.

Liquidity and Capital Resources

We believe that our existing cash as of the date of this Report will fund our current operating plans through at least the next twelve months from the date of this Report. Although we have operating cash outflows of $2,909 thousand for the year ended September 30, 2023 and $2,646 thousand for the year ended September 30, 2022, our working capital is in net asset position with $4,092 thousand as of September 30, 2023 and 2,764 thousand as of September 30, 2022. We launched a new line of robotics products at the end of 2021, which increased our accounts receivable to $5,576 thousand as of September 30, 2023 and $1,656 thousand as of September 30, 2022. We expect to collect the majority of these cash payments within the next twelve months from the date of this Report. In addition, if needed, we expect to finance our future cash needs within the next twelve months from the date of this Report through founder investment, public or private equity or debt financings, third-party (including government) funding and marketing and distribution arrangements, as well as other collaborations, strategic alliances and licensing arrangements, or any combination of these approaches.

We will continue seeking additional capital to expand our operations, advance our products and scale our sales and marketing capabilities. We will continue seeking additional financing sources to meet our working capital requirements, make investment in research and development and make capital expenditures needed to maintain and expand our business. If we raise additional funds through further issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences, and privileges superior to those of holders of our common stock, including shares of common stock sold in this offering.

Comparison of the years ended September 30, 2023 and 2022

The following table summarizes our cashflow information (in thousands) for the years ended September 30, 2023 and 2022, together with the dollar change in those items from period to period:

	Year ended September 30,
	2023	2022	Change
Net cash provided by (used in):
Operating activities	$(2,909)	$(2,646)	(263)
Investing activities	(13)	(44)	31
Financing activities	3,028	1,664	1,364

Net increase (decrease) in cash	$106	$(1,026)	1,132

Operating Activities

Net cash used in operating activities for the year ended September 30, 2023 was $2,909 thousand, primarily due to a net loss of $339 thousand and a decrease of $2,570 thousand in net operating assets and liabilities. The cash flow impact from changes in net operating assets and liabilities was primarily driven by increases in accounts receivable of $3,919 thousand, deferred tax asset of $518 thousand and current operating lease liabilities of $108 thousand, partially offset by decreases in inventory of $551 thousand, right-of-use asset of $67 thousand and increase in accounts payable and tax payable of $951 thousand and $344 thousand, respectively. For the increase in accounts receivable of $3,919 thousand, we have collected majority of this amount as of the report date.

Net cash used in operating activities for the year ended September 30, 2022 was $2,646 thousand, primarily due to a net loss of $507 thousand and a decrease of $2,196 thousand in net operating assets and liabilities, partially offset by a non-cash item of $57 thousand. The cash flow impact from changes in net operating assets and liabilities was primarily driven by increases in accounts receivable of $1,612 thousand, inventories of $389 thousand, Right-of-use asset of $382 thousand and a decrease in accounts payable of $305 thousand, partially offset by increases in current and non-current operating lease liabilities of $387 thousand and tax payable of $108 thousand. The non-cash adjustments to net loss was an increase of $57 thousand of non-controlling interest.

Investing Activities

Net cash position for investing activities were $13 thousand and $44 thousand net cash used for investing activities for year ended September 30, 2023 and 2022, respectively. These amounts primarily consisted of payments made for purchase of property and equipment, sale of property and equipment, cash used for lending to related parties, and cash collected from loan to related parties for both years.

Financing Activities

Net cash provided by financing activities totaled $3,028 thousand for the year ended September 30, 2023. We raised $2,230 thousand from issuance of ordinary shares, received proceeds of $200 thousand from related party debt, and obtained short-term loans with a net balance of $845 from third parties as of September 30, 2023, offset by $247 thousand payment of related party debt.

Net cash provided by financing activities totaled $1,664 thousand for the year ended September 30, 2022. We received $1,500 thousand from stockholder capital injection and $190 thousand from related party debt. These sources of cash were offset by $26 thousand of payments for long-term loans.

Contractual Obligations

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Trend Information

Other than as disclosed elsewhere in this registration statement, particularly with respect to government regulations relating to nicotine and cannabis, we are not aware of any trends, uncertainties, demands, commitments, or events that are reasonably likely to have a material effect on our net revenues, income from continuing operations, profitability, liquidity or capital resources, or that would cause reported financial information not necessarily to be indicative of future operating results or financial condition.

Seasonality

K

Seasonality does not materially affect our business or the results of our operations.

Off-Balance Sheet Arrangements

We do not have off-balance sheet arrangements.

Recent Accounting Pronouncements Not Yet Adopted

See Note 2 to our audited financial statements included elsewhere in this Form 10-K for more information.

Critical Accounting Policies and Estimates

The preparation of the financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. Management bases its estimates on historical experience, market and other conditions, and various other assumptions it believes to be reasonable. See Note 2 to our audited financial statements included elsewhere in this Form 10-K for more information.

JOBS Act

Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of new or revised accounting standards until those standards would otherwise apply to private companies. We have elected to avail ourselves of this extended transition period.

For as long as we remain an “emerging growth company” under the recently enacted JOBS Act, we will, among other things:

●	be exempt from the provisions of Section 404(b) of the Sarbanes-Oxley Act, which requires that our independent registered public accounting firm provide an attestation report on the effectiveness of our internal controls over financial reporting;

●	be permitted to omit the detailed compensation discussion and analysis from proxy statements and reports filed under the Exchange Act and instead provide a reduced level of disclosure concerning executive compensation; and

●	be exempt from any rules that may be adopted by the Public Company Accounting Oversight Board requiring mandatory audit firm rotation or a supplement to the auditor’s report on the financial statements.

Although we are still evaluating the JOBS Act, we currently intend to take advantage of some or all of the reduced regulatory and reporting requirements that will be available to us so long as we qualify as an “emerging growth company,” including the extension of time to comply with new or revised financial accounting standards available under Section 102(b) of the JOBS Act. Among other things, this means that our independent registered public accounting firm will not be required to provide an attestation report on the effectiveness of our internal control over financial reporting so long as we qualify as an emerging growth company, which may increase the risk that weaknesses or deficiencies in our internal control over financial reporting go undetected. Likewise, so long as we qualify as an emerging growth company, we may elect not to provide you with certain information, including certain financial information and certain information regarding compensation of our executive officers, that we would otherwise have been required to provide in filings we make with the SEC, which may make it more difficult for investors and securities analysts to evaluate our company. As a result, investor confidence in our company and the market price of our common stock may be materially and adversely affected.

ITEM 7A. Quantitative and Qualitative Disclosure About Market Risk

As a “smaller reporting company” we are not required to provide information required by this Item.

ITEM 8. Financial Statements and Supplementary Data

Reference is made to pages F-1 through F-14 comprising a portion of this Report, which are incorporated herein by reference.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this Annual Report on Form 10-K, our management conducted an assessment of the effectiveness of our internal controls over financial reporting as of the end of the period covered by this report (under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”)). Based on that assessment, our CEO and CFO have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act) were not effective due to a material weakness in internal control over financial reporting, as described below. Management’s assessment of the effectiveness of our disclosure controls and procedures is expressed at a level of reasonable assurance because management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives.

Management’s Annual Report on Internal Controls over Financial Reporting

Our internal control over financial reporting is a process designed by, or under the supervision of, our CEO and CFO and effected by our Board, management and other personnel, to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets; provide reasonable assurance that transactions are recorded as necessary to permit preparation of our financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with the authorization of our Board and management; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

Under the supervision and participation of our management, including our CEO, we evaluated the effectiveness of our internal control over financial reporting based on the framework set forth in Internal Control - Integrated Framework issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission. As part of our assessment of the effectiveness of our internal control over financial reporting as of September 30, 2023, management identified the following material weakness: the Company did not adequately design and maintain effective general information technology controls over third-party information systems and applications that are relevant to the preparation of the Company’s financial statements:

●	Information and Technology Controls: Certain individual control deficiencies related to information technology (“IT”) general controls and report reviews aggregate into a material weakness, as follows:

●	Controls were not fully documented responding to all of the Complementary User Entity Controls forwarded through Software as a Service (SaaS) vendor audit reports in the design and implementation of suggested controls.

●	There were not always appropriate IT controls related to information produced by the entity (IPE), including spreadsheets, that are relevant to the preparation of our consolidated financial statements.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

This material weakness did not result in any identified material misstatements to the financial statements, and there were no changes to previously released financial results. Based on this material weakness, management concluded that at September 30, 2023, internal control over financial reporting was not effective.

This Report does not include an attestation report of our internal controls from our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

Remediation

Management has been implementing and continues to implement measures designed to ensure that control deficiencies contributing to the material weakness are remediated, such that these controls are designed, implemented, and operating effectively. The remediation actions include the following:

●	establish more specific controls to respond to Complementary User Entity Controls forwarded through SaaS vendor audit reports in the design and implementation of suggested controls;

●	expand the management and governance over IT system controls;

●	establish more specific controls to gain additional comfort over the completeness and accuracy of IPE, including data used in spreadsheets used in the preparation of consolidated financial statements; and

●	implement enhanced process controls around internal user access management including provisioning, removal, and periodic review.

We believe that these actions will remediate the material weakness, once management has performed its assessment of our internal controls over financial reporting including the remedial measures described above. The weakness will not be considered remediated, however, until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

Changes in Internal Control over Financial Reporting

At September 30, 2023, as a privately owned company, we were not subject to the Sarbanes-Oxley Act of 2002, the rules and regulations of the SEC, or other corporate governance requirements applicable to public reporting companies with respect to the establishment of internal controls over financial reporting. As described within the remedial measures above, during the year ended September 30, 2023, we developed and commenced the implementation of internal controls over financial reporting, and we are continuing to develop and implement internal controls over financial reporting.

Inherent Limitations on Internal Controls

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness for future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. No evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected.

ITEM 9B. Other Information

Not Applicable.

ITEM 9C. Disclosure Regarding Foreign Jurisdictions That Prevent Inspections

Not Applicable.

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance

Listed below are the names of the directors and executive officers of the Company, their ages as of the date of this Annual Report, their positions held and the year they commenced service with the Company.

Name	Age	Title
Zhenwu (Wayne) Huang	47	Chief Executive Officer and Director
Zhenqiang (Michael) Huang	45	Chief Financial Officer and Director
Phil Zheng	30	Chief Operating Officer
Matthew G. Casella	45	President
John Shigley	67	Director
Stephen Markscheid	69	Director
Saul Factor	64	Director

Biographies of Executive Officers and Directors

Mr. Zhenwu (Wayne) Huang has served as our Founder, Chief Executive Officer and director since the founding of the Company in July 2016. Mr. Huang has 20 years of experience leading corporations across multiple technology industries. Mr. Huang directs the core focus of the company, formulates and implements business policies through the Company’s management team, and directly oversees R&D operations. He served as co-founder and Chief Executive Officer of Nanjing Rich Digital Technology Co. Ltd. from 2003 to 2007, a leading value-add service provider for telecommunications. There, he pioneered live interactive TV games based on smart computer vision. and had a peak audience of over 100 million subscribers. This success can be attributed to Mr. Huang’s understanding of customer centric design, utilizing technology to elevate the customer experience. Mr. Huang served was the co-founder and Chief Executive Officer of Richtech System Ltd. from 2007 to 2016, a global supplier of smart hardware and interactive multimedia systems to over 120 countries. Mr. Huang received a Bachelor in Computer Information Management from Huadong Finance and Economics College in July 2000. We believe that Mr. Huang’s extensive knowledge of our Company as co-founder and his experience in executive roles across multiple industries make him qualified to serve on our Board.

Mr. Zhenqiang (Michael) Huang has served as our co-founder, Chief Financial Officer and director since the founding of the Company in July 2016. He oversees the functions relating to finance, accounting, reporting and procurement. Mr. Huang was co-founder of Nanjing Rich Digital Technology Co. Ltd. from 2003 to 2007 where he oversaw international cooperation and partnerships. He served as co-founder and Chief Financial Officer of Richtech System Ltd. from 2007 to 2016, leading the company on its international expansion and business development. Mr. Huang holds a management training certificate from the Federal Ministry of Economics and Technology of Germany since 2012. He received his Bachelor’s Degree in Economics from Nanjing University in June 2000. We believe that Mr. Huang’s extensive knowledge of our Company as co-founder and his experience in finance and international business development make him qualified to serve on our Board.

Mr. Phil Zheng has served as our Chief Operating Officer since February 2020. He oversees the operations of the Company, including business development, marketing, product design, R&D process, market research, compliance, administration of standardized operating procedures, customer relations, and partnerships. Prior to that, he served as the Company’s Director of Operations from July 2017 to January 2019 and Chief Revenue Officer from February 2019 to January 2020, where he was tasked to build and scale company departments into effective business units and direct sales revenues strategies. He has a Bachelor of Arts from the University of California, Los Angeles, and a Juris Doctor from the University of California, Irvine, School of Law. We believe Mr. Zheng’s extensive knowledge of the Company’s internal operations qualifies him to be our Chief Operating Officer.

Mr. Matthew G. Casella has served as our President since August 2023. He has over 20 years of diverse experience in finance, hospitality, and technology. He has a proven track record in project management, strategic planning, and financial analysis. As a Co-Founder of Caravive, Inc. (from 2019 to 2023), an early-stage food tech development company, he collaborated with a diverse team of industry experts to explore and develop innovation in the restaurant sector. From 2015 to 2021, he served as CFO at PRG, LLC, a restaurant automation startup. From 2012 to 2015, he served as the Director of Training and Deployment at LYFE Kitchen, a restaurant chain, where he played an important role in growing the restaurant chain from one to 16 locations in under three years opening restaurants in New York, Tennessee, Chicago, Colorado, Texas and California. Mr. Casella received his Bachelor of Science degree in Finance from the University of Illinois Urbana-Champaign in 2001.

Mr. John Shigley joined our board of directors as an independent director in November 2023. Mr. Shigley is a retired Nevada certified public accountant with over 30 years of executive experience in large casino-hotels. Mr. Shigley has held various positions in finance, marketing and operations, including Chief Financial Officer of Primadonna Resorts (1998 to 2000), President of Caesars Palace (2000 to 2001), Executive Vice President of New York, New York Hotel and Casino in Las Vegas (2002 to 2005), Executive Vice President (2005 to 2011) and Chief Financial Officer (2005 to 2008) of MGM Grand Hotel Las Vegas, President of MGM Vietnam (March 2011 to April 2013), Executive Vice President of MGM Macau (May 2013 to January 2014) and Chief Operating Officer of Gaming for MGM China (January 2014 to February, 2019). Mr. Shigley received his B.S. in Accountancy from Northern Illinois University and spent his early career with a large international certified public accounting firm. We believe that Mr. Shigley’s experience in financial and operational management and his established network in the hospitality industry make him a qualified candidate to serve on our Board.

Mr. Stephen Markscheid joined our board of directors as an independent director in November 2023. Mr. Markscheid has been the Managing Principal of Aerion Capital, a family office, since July 2022. He currently serves as independent non-executive director of seven other publicly listed companies: Fanhua, Inc. (Nasdaq: FANH), a financial services provider (since 2007); Jinko Solar Inc. (NYSE: JKS), a solar panel manufacturer (since 2010); Kingwisoft Technology Services Ltd. (HKSE: 8295.HK), an information technology company (since 2016); Monterey Capital Acquisition Corporation (Nasdaq: MCAC), a special purpose acquisition company (since 2022); Four Leaf Acquisition Corporation (Nasdaq: FORL), a special purpose acquisition company (since 2023); Tristar Acquisition I Corp. (NYSE: TRIS), a special purpose acquisition company (since 2023); and Centro Electric Group Limited (NASDAQ: CENN), an electric vehicle technology company (since 2023). Mr. Markscheid previously served as a director of UGE International (XTSX:UGE), a solar installation company from August 2019 to July 2023. He is also a trustee emeritus of Princeton-in-Asia. From 1998 to 2006, he worked for GE Capital. During his time with GE Capital, Mr. Markscheid led GE Capital’s business development activities in China and Asia Pacific, primarily acquisitions and direct investments. Prior to GE Capital, Mr. Markscheid worked with the Boston Consulting Group throughout Asia. He was a banker for ten years in London, Chicago, New York, Hong Kong and Beijing with Chase Manhattan Bank and First National Bank of Chicago. Mr. Markscheid began his career with the US-China Business Council, in Washington D.C. and Beijing. He earned a BA in East Asian Studies from Princeton University in 1976, an MA in international affairs from Johns Hopkins University in 1980, and an MBA from Columbia University in 1991, where he was class valedictorian. We believe that Mr. Markscheid’s extensive experience serving on public boards and working with technology companies makes him a qualified candidate to serve on our Board.

Mr. Markscheid was a consolidated defendant in his capacity as a director of ChinaCast Education Corporation (“ChinaCast”) in a securities lawsuit filed on May 2, 2012 in the U.S. District Court for the Central District of California, alleging misrepresentation of ChinaCast’s financial conditions and its failure to disclose cash transfers of $120 million to certain officers and directors of ChinaCast. On November 8, 2016, the district court ruled in favor of the class action plaintiffs, finding ChinaCast was liable for $65.8 million. On August 25, 2014, a securities complaint alleging similar violations was also filed in the Delaware Court of Chancery (the “Chancery Court”) by ChinaCast, where Mr. Markscheid was named a third-party defendant. On March 23, 2015, the Chancery Court entered a judgment in favor of the plaintiff, ordering a former director of ChinaCast with damages of $183.3 million caused by breach of fiduciary duty. The former director filed a third party complaint against the other directors, including Mr. Markscheid, which was settled in December 2022.

Mr. Markscheid was a defendant in his capacity as a director of JinkoSolar Holding Co. Ltd. (“JinkoSolar”) in a class action securities lawsuit filed in October 2011. The plaintiff alleged the JinkoSolar directors of making materially false and misleading statements regarding its compliance with environmental regulations. The case was settled in March 2016.

Mr. Markscheid was a defendant in his capacity as a director of China Integrated Energy, Inc. (“CBEH”) in a class action securities lawsuit filed on June 30, 2011, where the president, officers, directors of CBEH were alleged to have disseminated materially misleading statements and failed to disclose material information concerning the CBEH’s true financial condition and business prospects (“CBEH June 2011 Case”). Mr. Markscheid was also a defendant in his capacity as a director of CBEH in a class action securities lawsuit filed on July 8, 2011, where the officers of CBEH were alleged to have made improper statements regarding its financial results and business operations, caused it to enter into non-accretive acquisitions for entities that they knew were overvalued, failed to implement an effective system of internal and financial controls, and obstructed the CBEH’s audit committee’s independent investigation (“CBEH July 2011 Case”). CBEH June 2011 Case and CBEH July 2011 Case were later consolidated, which was settled in December 2015.

Mr. Saul Factor joined our board of directors as an independent director in November 2023. Mr. Factor has over 20 years of experience as a healthcare and pharmaceuticals executive, with experience driving business operations across various countries around the world. Mr. Factor currently serves as president of Factor Healthcare Consulting, a pharmaceuticals consulting company, which he founded in 2020. Prior to that, he served in various roles at different pharmaceuticals and healthcare companies, including serving as president of Smith Drug Company (2017 to 2020), where he directed marketing, sales, operations, and financial functions; executive vice president of strategy at Accord Healthcare (2016 to 2017); president of global sourcing & procurement and senior vice president of Global Generics at McKesson Corporation (2006 to 2016); chief operating officer at RX America, LLC (2003 to 2006); and B2B Brand Manager and Leader at Eli Lily & Company (2000 to 2003). Mr. Factor received a Bachelor of Science in Pharmacy from Northeastern University and a Master of Business Administration (MBA) from the University of New Haven. We believe that Mr. Factor’s executive leadership experience and specialty in fostering corporate growth make him a qualified candidate to serve on our Board.

Our Advisory Board

We have an Advisory Board comprised of the following individuals:

Name	Age	Title
Yman Vien	63	Advisory Board Nominee
Dr. Lingyun Gu	46	Advisory Board Nominee
Dr. Darryl T. Jenkins	61	Advisory Board Nominee
Michael Roberts	72	Advisory Board Nominee

The following sets forth certain biographical information with respect to the members of our Advisory Board:

Ms. Yman Vien, an advisor of the Company, is a business consultant and financial advisor with 29 years of banking industry experience. Recognized by the American Bankers Association, she has served as Vice President Business Banker at Lakeside Bank since March 2021, where she is responsible for developing new business for deposits and lending activities, managing customer portfolios, and expanding other banking products and services relationships. For 29 years, Ms. Vien worked in the banking industry in various positions including auditor, accountant, president and chief executive officer at local Chicago community banks. Most recently, from 2015 to 2020, Ms. Yman served as President at Lotus Financial Partners, which provides financial consulting services to local developers and business owners for raising private funding and obtaining bank financing for real estate projects. Ms. Vien also served as trustee and treasurer for Ravenswood Health Care Foundation from 2007 to 2018. Ms. Vien received her Bachelor’s Degree in Business Administration Managerial Accounting from Loyola University in 1985. She also received a diploma from the Graduate School of Banking, University of Wisconsin in 2000. She holds real estate and insurance licenses.

In August 2021, Ms. Vien was named as a defendant in a civil action brought by the Chinese Consolidated Benevolent Association, a Illinois not-for-profit corporation, concerning Ms. Vien’s involvement with the Chicago Chinatown Bridgeport Alliance Service Center, a Illinois not-for-profit corporation. The action involved allegations of unfair competition, business fraud and breach of fiduciary duty, among others. Ms. Vien filed a motion to dismiss the case that is currently pending.

Dr. Lingyun Gu, an advisor of the Company, focuses on the fields of AI, machine learning, and big data, he has published dozens of papers in international journals and has at least 15 invention patents in the United States and China. At the same time, he also has senior leadership experience in building AI companies, as well as TMT investment experience in VC companies, which enables him to combine academic research with business practice. He holds a PhD in School of Computer Science from Carnegie Mellon University.

Dr. Darryl T. Jenkins, an advisor of the Company, is a business executive with 30+ years of professional experience building multiple products and companies. He is an experienced senior leader with a history of working in project management, diversity, equity and inclusion, marketing, sales, organizational leadership and information technology. Dr. Jenkins has extensive experience working with non-profit organizations, health care systems, and providers to promote greater health equity through education and research, with a focus in areas of chronic conditions. Dr. Jenkins currently serves as the President of the Judson University Board of Trustees of Elgin, Illinois and CEO of DLJ Consulting Group, a professional consulting firm working in corporate and non-profit sectors in Polarity Thinking™. He has held key leadership positions with Fortune 500 Companies and has led diverse information technology teams and network engineers in national and international project deployments, advanced systems and software integrations. Dr. Jenkins is also a published author. Dr. Jenkins has served on various public and private boards of directors. Dr. Jenkins holds a Bachelor’s Degree from the University of Illinois Chicago, a Masters and Doctorate degrees from Northern Seminary, Lisle, Illinois.

Michael Roberts, an advisor of the Company, is currently the President of Westside Holdings LLC, a marketing and brand development company since 2006, and the former Global President and Chief Operations Officer for McDonald’s Corporation (NYSE: MCD) (2004 to 2006), where he also served on the Board of Directors. As Global President for McDonald’s, Mr. Roberts was responsible for more than 31,000 restaurants in 118 countries. Before assuming this position in 2004, his previous positions at McDonald’s Corporation included Chief Executive Officer, McDonald’s USA (2001 to 2004); and President, West Division, McDonald’s USA (1997 to 2001). Mr. Roberts was the Co-Founder of LYFE Kitchen restaurants, where he created a transformational, socially responsible “lyfestyle” brand whose acronym stands for Love Your Food Everyday. In 2009, Mr. Roberts was the Vice Chairman and a Board Member of the Chicago 2016 Olympic Committee. He was responsible for overseeing marketing and communications activities for the bid from the board level. In addition, he was also active in areas of sponsorship, advertising, grassroots marketing and building the bid’s national and international presence in support of Chicago’s candidacy. Mr. Roberts is also on the Board of Directors of Lumen Technologies (NYSE: LUMN) (since 2011), a telecommunications company, and a former board member of W.W. Grainger, Inc. (NYSE: GWW), where he also served as Chair of the Compensation Committee and as a member of the Board Affairs and Nominating Committee. and of Lumen Technologies (f/k/a CenturyLink), where he also served as a member of the Nominating and Corporate Governance Committee. Mr. Roberts received his undergraduate degree from Loyola University of Chicago.

Family Relationships

There are no family relationships between or among any of the current directors, executive officers or persons nominated or charged to become directors or executive officers, except that Mr. Zhenqiang (Michael) Huang and Mr. Zhenwu Huang are brothers.

Board Composition

Our business and affairs are organized under the direction of our board of directors, which consists of five (5) members. Our directors hold office until the earlier of their death, resignation, removal, or disqualification, or until their successors have been elected and qualified. Our board of directors does not have a formal policy on whether the roles of Chief Executive Officer and chairman of our board of directors should be separate. The primary responsibilities of our board of directors are to provide oversight, strategic guidance, counseling, and direction to our management. Our board of directors meets on a regular basis.

In addition, in accordance with the terms of our second amended and restated articles of incorporation and amended and restated bylaws, our board of directors is divided into three (3) classes with only one class of directors being elected in each year and each class (except for those directors appointed prior to our first annual meeting of stockholders) serving a three-year term. The term of office of the first class of directors, which consists of Stephen Markscheid, will expire at our first annual meeting of stockholders. The term of office of the second class of directors, which consists of Saul Factor and John Shigley, will expire at the second annual meeting of stockholders. The term of office of the third class of directors, which consists of Zhenwu Huang and Zhenqiang Huang, will expire at the third annual meeting of stockholders. We expect that any additional directorships resulting from an increase in the number of directors will be distributed among the three classes so that, as nearly as possible, each class will consist of one-third of the directors. The division of our board of directors into three classes with staggered three-year terms may delay or prevent a change of our management or a change in control.

Our second amended and restated articles of incorporation and amended and restated bylaws provide that the authorized number of directors may be changed only by resolution of our board of directors. Our second amended and restated articles of incorporation and amended and restated bylaws also provide that our directors may be removed only for cause, and only by the affirmative vote of the holders of at least sixty-six and two-thirds percent (66 2/3%) of the total voting power of the outstanding shares of capital stock of the Company entitled to vote in the election of directors, voting together as a single class, and that any vacancy on our board of directors, including a vacancy resulting from an enlargement of our board of directors, may be filled only by vote of a majority of our directors then in office.

Board Diversity

We currently have no formal policy regarding board diversity. Our priority in selection of board members is identification of members who will further the interests of our stockholders through his or her established record of professional accomplishment, the ability to contribute positively to the collaborative culture among board members, knowledge of our business and understanding of the competitive landscape.

Director Independence

The Nasdaq Marketplace Rules require a majority of a listed company’s board of directors to be comprised of independent directors within one year of listing. In addition, the Nasdaq Marketplace Rules require that, subject to specified exceptions, each member of a listed company’s audit, compensation and nominating and corporate governance committees be independent and that audit committee members also satisfy independence criteria set forth in Rule 10A-3 under the Exchange Act.

Under Rule 5605(a)(2) of the Nasdaq Marketplace Rules, a director will only qualify as an “independent director” if, in the opinion of our board of directors, that person does not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. In order to be considered independent for purposes of Rule 10A-3 of the Exchange Act, a member of an audit committee of a listed company may not, other than in his or her capacity as a member of the audit committee, the board of directors, or any other board committee, accept, directly or indirectly, any consulting, advisory, or other compensatory fee from the listed company or any of its subsidiaries or otherwise be an affiliated person of the listed company or any of its subsidiaries.

Our board of directors has reviewed the composition of our board of directors and its committees and the independence of each director. Based upon information requested from and provided by each director concerning his background, employment and affiliations, including family relationships, our board of directors has determined that each of John Shigley, Stephen Markscheid and Saul Factor is an “independent director” as defined under Rule 5605(a)(2) of the Nasdaq Marketplace Rules and that John Shigley, Stephen Markscheid and Saul Factor are “independent directors.” Our board of directors also determined that John Shigley, Stephen Markscheid and Saul Factor, who are members of our audit committee, Stephen Markscheid and Saul Factor, who are members of our compensation committee, and Stephen Markscheid and Saul Factor, who are members of our nominating and corporate governance committee, satisfy the independence standards for such committees established by the SEC and the Nasdaq Marketplace Rules, as applicable. In making such determinations, our board of directors considered the relationships that each such non-employee director has with our company and all other facts and circumstances our board of directors deemed relevant in determining independence, including the beneficial ownership of our capital stock by each non-employee director.

Board Committees

Our board of directors has established three standing committees — audit, compensation and nominating and corporate governance — each of which operates under a charter that has been approved by our board of directors. Copies of each committee’s charter are posted on the Investor Relations section of our website, which is located at www.richtechrobotics.com. Each committee has the composition and responsibilities described below. Our board of directors may from time to time establish other committees.

Audit Committee

Our audit committee consists of John Shigley, who is the chair of the audit committee, Stephen Markscheid and Saul Factor. Our board of directors has determined that each of the members of our audit committee satisfies the Nasdaq Marketplace Rules and SEC independence requirements. The functions of this committee include, among other things:

●	evaluating the performance, independence and qualifications of our independent auditors and determining whether to retain our existing independent auditors or engage new independent auditors;

●	reviewing and approving the engagement of our independent auditors to perform audit services and any permissible non-audit services;

●	reviewing our annual and quarterly financial statements and reports, including the disclosures contained under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and discussing the statements and reports with our independent auditors and management;

●	reviewing with our independent auditors and management significant issues that arise regarding accounting principles and financial statement presentation and matters concerning the scope, adequacy and effectiveness of our financial controls;

●	reviewing our major financial risk exposures, including the guidelines and policies to govern the process by which risk assessment and risk management is implemented; and

●	reviewing and evaluating on an annual basis the performance of the audit committee, including compliance of the audit committee with its charter.

Our board of directors has determined that John Shigley qualifies as an “audit committee financial expert” within the meaning of applicable SEC regulations and meets the financial sophistication requirements of the Nasdaq Marketplace Rules. In making this determination, our board has considered extensive financial experience and business background. Both our independent registered public accounting firm and management periodically meet privately with our audit committee.

Compensation Committee

Our compensation committee consists of Stephen Markscheid, who is the chair of the compensation committee, and Saul Factor. Our board of directors has determined that each of the members of our compensation committee is an outside director, as defined pursuant to Section 162(m) of the Code, and satisfies the Nasdaq Marketplace Rules independence requirements. The functions of this committee include, among other things:

●	reviewing, modifying and approving (or if it deems appropriate, making recommendations to the full board of directors regarding) our overall compensation strategy and policies;

●	reviewing and approving the compensation, the performance goals and objectives relevant to the compensation, and other terms of employment of our executive officers;

●	reviewing and approving (or if it deems appropriate, making recommendations to the full board of directors regarding) the equity incentive plans, compensation plans and similar programs advisable for us, as well as modifying, amending or terminating existing plans and programs;

●	reviewing and approving the terms of any employment agreements, severance arrangements, change in control protections and any other compensatory arrangements for our executive officers;

●	reviewing with management and approving our disclosures under the caption “Compensation Discussion and Analysis” in our periodic reports or proxy statements to be filed with the SEC; and

●	preparing the report that the SEC requires in our annual proxy statement.

Nominating and Corporate Governance Committee

Our nominating and corporate governance committee consists of Saul Factor, who is the chair of the compensation committee, and Stephen Markscheid. Our board of directors has determined that each of the members of this committee satisfies the Nasdaq Marketplace Rules independence requirements. The functions of this committee include, among other things:

●	identifying, reviewing and evaluating candidates to serve on our board of directors consistent with criteria approved by our board of directors;

●	evaluating director performance on the board and applicable committees of the board and determining whether continued service on our board is appropriate;

●	evaluating, nominating and recommending individuals for membership on our board of directors; and

●	evaluating nominations by stockholders of candidates for election to our board of directors.

The compensation committee will take into account may factors in determining recommendations for persons to serve on the board of directors, including the following:

●	personal and professional integrity, ethics and values;

●	experience in corporate management, such as serving as an officer or former officer of a publicly-held company;

●	experience as a board member or executive officer of another publicly-held company;

●	strong finance experience;

●	diversity of expertise and experience in substantive matters pertaining to our business relative to other board members;

●	diversity of background and perspective including, without limitation, with respect to age, gender, race, place of residence and specialized experience;

●	experience relevant to our business industry and with relevant social policy concerns; and

●	relevant academic expertise or other proficiency in an area of our business operations.

Role of Board in Risk Oversight Process

Our co-founder and Chief Executive Officer, Zhenwu (Wayne) Huang, currently beneficially owns approximately 65.69% of the voting power of our common stock. Periodically, our board of directors assesses these roles and the board of directors leadership structure to ensure the interests of the Company and our stockholders are best served. Our board of directors has determined that its current leadership structure is appropriate. Zhenwu (Wayne) Huang, as one of our founders and as our Chief Executive Officer, has extensive knowledge of all aspects of the Company, our business and risks.

While management is responsible for assessing and managing risks to the Company, our board of directors is responsible for overseeing management’s efforts to assess and manage risk. This oversight is conducted primarily by our full board of directors, which has responsibility for general oversight of risks, and standing committees of our board of directors. Our board of directors satisfies this responsibility through full reports by each committee chair regarding the committee’s considerations and actions, as well as through regular reports directly from officers responsible for oversight of particular risks within our company. Our board of directors believes that full and open communication between management and the board of directors is essential for effective risk management and oversight.

Compensation Committee Interlocks and Insider Participation

None of our executive officers serves, or in the past has served, as a member of the board of directors or compensation committee, or other committee serving an equivalent function, of any entity that has one or more executive officers who serve as members of our board of directors or our compensation committee. None of the members of our compensation committee is, or has ever been, an officer or employee of our company.

Code of Business Conduct and Ethics

We have adopted a written code of business conduct and ethics that applies to our employees, officers and directors. A current copy of the code is posted on the Corporate Governance section of our website, which is located at www.richtechrobotics.com. We intend to disclose future amendments to certain provisions of our code of business conduct and ethics, or waivers of such provisions applicable to any principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, and our directors, on our website identified above or in filings with the SEC.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors, executive officers and ten percent stockholders to file initial reports of ownership and reports of changes in ownership of our common stock with the Commission. Directors, executive officers and ten percent stockholders are also required to furnish us with copies of all Section 16(a) forms that they file. Based solely on our review of such forms furnished to us and written representations from certain reporting persons, we believe that during the year ended September 30, 2023, all reports applicable to our executive officers, directors and greater than 10% beneficial owners were filed in a timely manner in accordance with Section 16(a) of the Exchange Act, except as set forth below:

●	King Bliss Limited, a ten percent stockholder, failed to timely file its Form 3 once.

ITEM 11. Executive Compensation

This section discusses the material components of the executive compensation program for our named executive officers for the years ended September 30, 2023 and 2022. Individuals we refer to as our “named executive officers” include our Chief Executive Officer and our two other most highly compensated executive officers whose salary and bonus for services rendered in all capacities exceeded $100,000 during the fiscal year ended September 30, 2023.

Our named executive officers are:

●	Zhenwu (Wayne) Huang	Chief Executive Officer

●	Zhenqiang (Michael) Huang	Chief Financial Officer

●	Phil Zheng	Chief Operating Officer

Summary Compensation Table

The following table presents the compensation awarded to or earned by or paid to our named executive officers during the fiscal years ended September 30, 2023 and 2022.

Name and Principal Position	Year (FY)	Salary ($)	Bonus ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Zhenwu (Wayne) Huang	2023	120,016	800	—	—	—	—	120,816
CEO	2022	69,240	4,800	—	—	—	—	74,040
Zhenqiang (Michael) Huang	2023	50,000	—	—	—	—	—	50,000
CFO	2022	28,846	—	—	—	—	—	28,846
Phil Zheng	2023	104,800	15,879	—	—	—	—	120,679
COO	2022	60,000	20,452	—	—	—	—	80,452

Narrative to Summary Compensation Table

Employment Agreements

For the fiscal year ended September 30, 2023, the Company maintained employment agreements with its Chief Executive Officer, Chief Financial Officer, and Chief Operating Officer. Each of the agreements are with the Company’s predecessor, Richtech Creative Displays LLC, and provide for paid holidays, health insurance eligibility, and severance as required by applicable law. Following termination of employment, the executives agreed to refrain from (i) hiring or attempting to hire any current employees of the Company; and (ii) solicit business from current clients or clients who have retained the Company in the 6-month period immediately preceding the employment termination.

The Company expects to enter into new employment arrangements with each of its named executive officers following the offering, which will govern the terms of their continuing employment with the Company.

Agreement with Chief Executive Officer

The CEO employment agreement was entered as of July 1, 2016. Initially, the CEO annual base salary was $120,000, and for the fiscal year ended September 30, 2023, the annual base salary for Mr. Zhenwu (Wayne) Huang was $120,016.

Agreement with Chief Financial Officer

The CFO employment agreement was entered as of July 1, 2016. Initially, the CFO annual base salary was $50,000, and for the fiscal year ended September 30, 2023, the annual base salary for Mr. Zhenqiang (Michael) Huang was $50,000.

Agreement with Chief Operating Officer

The COO employment agreement was entered as of July 2, 2020. Initially, the COO was paid an hourly rate of $50 per hour, and for the fiscal year ended September 30, 2023, the annual base salary for Mr. Zheng was $104,800.

Outstanding Equity Awards at Fiscal Year-End Table

The following table summarizes the number of shares of common stock underlying outstanding equity incentive plan awards for each named executive officer as of September 30, 2023.

Name	Number of Securities Underlying Unexercised Options (# exercisable)	Number of Securities Underlying Unexercised Options (# unexercisable)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration Date	Number of shares or units of stock that have not yet vested
Zhenwu (Wayne) Huang CEO	—	—	—	—	—	—
Zhenqiang (Michael) Huang CFO	—	—	—	—	—	—
Phil Zheng COO	—	—	—	—	—	—

Incentive Plan

Our Board has adopted the Richtech Robotics Inc. 2023 Stock Option Plan (the “Incentive Plan”), which has also been approved by our shareholders. The principal purposes of the Incentive Plan are to: (a) attract and retain the best available personnel for positions of substantial responsibility; (b) provide additional incentive to employees, directors, and consultants; and (c) promote the success of the business of the Company. The following description of the principal terms of the Incentive Plan is a summary of the terms of the Incentive Plan and is qualified in its entirety by the full text of the Incentive Plan.

Administration of the Incentive Plan

Our Board or a committee appointed by the Board will administer the Incentive Plan. The plan administrator has broad authority to:

●	select participants and determine the types of awards that they are to receive;

●	determine the number of shares that are to be subject to awards and the terms and conditions of awards, including the price (if any) to be paid for the shares or the award and establish the vesting conditions (if applicable) of such shares or awards;

●	cancel, modify, or waive our rights with respect to, or modify, discontinue, suspend, or terminate any or all outstanding awards, subject to any required consents;

●	reduce the exercise price of an option if the fair market value of shares covered by such option has declined since the date the option was granted;

●	determine whether an option will be settled in cash instead of shares; and

●	construe and interpret the terms of the Incentive Plan and any agreements relating to the Incentive Plan.

Shares Subject to the Incentive Plan

A total of 6,000,000 shares of Class B common stock is available for issuance under the Incentive Plan. If an option should expire or become unexercisable for any reason without having been exercised in full or no shares are issued with respect to an award, the shares underlying that award will again become available for issuance under the Incentive Plan. All of the shares available under the Incentive Plan may be issued upon the exercise of incentive stock options.

Participation

Employees, directors, and consultants that provide services to us or one of our subsidiaries may be selected to receive awards under the Incentive Plan. Incentive stock options may only be granted under the Incentive Plan to persons who, at the time of the grant, are employees of our Company or our subsidiaries.

Types of Awards

The Incentive Plan permits the granting of awards in the form of stock options and stock purchase rights, which include restricted stock awards and restricted stock units.

Stock Options.    A stock option entitles the recipient to purchase shares of Class B common stock at a fixed exercise price. The exercise price per share will be determined by the plan administrator in the applicable award agreement in its sole discretion at the time of the grant. The exercise price can be paid in cash, check, net exercise, any consideration permissible under applicable law, or any combination of the foregoing. The maximum term of each stock option shall be fixed by the plan administrator, but in no event shall an option be exercisable more than ten (10) years after the date such option is granted.

The plan administrator may grant share options that qualify as “incentive stock options,” as described in Section 422 of the Code. The exercise price per share for an incentive stock option may not be less than 100% of the fair market value of a share of Class B common stock on the date of the grant. However, for an incentive stock option granted to a person possessing more than 10% of the total combined voting power of all classes of our shares, the exercise price may not be less than 110% of the fair market value of a share of Class B common stock on the date of grant and the option term may not exceed five (5) years. The aggregate fair market value of all shares with respect to which incentive stock options are exercisable by any one individual participant for the first time during any calendar year (under all of the plans of the Company, including the Incentive Plan), measured at the date of the grant, may not exceed $100,000.

Restricted Stock.    A restricted stock award is an award of Class B common stock that vests in accordance with the terms and conditions established by the plan administrator. The plan administrator will determine the persons to whom grants of restricted stock are made, the number of shares to be awarded, the price (if any) to be paid for the restricted stock, the time or times within which awards of restricted stock may be subject to forfeiture, the vesting schedule and rights to acceleration thereof, and all other terms and conditions of restricted stock awards.

Restricted Stock Units.    Restricted stock units are the right to receive shares of Class B common stock at a future date in accordance with the terms of such grant upon the attainment of certain conditions specified by the plan administrator. Restrictions or conditions could include, but are not limited to, the attainment of performance goals, continuous service with our Company, the passage of time, or other restrictions or conditions. The plan administrator determines the persons to whom grants of restricted stock units are made, the number of restricted stock units to be awarded, the time or times within which awards of restricted stock units may be subject to forfeiture, the vesting schedule and rights to acceleration thereof, and all other terms and conditions of the restricted stock unit awards.

The holders of restricted stock units will have no voting rights. Prior to settlement or forfeiture, restricted stock units awarded under the Incentive Plan may, at the plan administrator’s discretion, provide for a right to dividend equivalents. Such right entitles the holder to be credited with an amount equal to all dividends paid on one share of Class B common stock while each restricted stock unit is outstanding. Dividend equivalents may be converted into additional restricted stock units. Settlement of dividend equivalents may be made in the form of cash, shares, other securities, other property, or a combination of the foregoing. Prior to distribution, any dividend equivalents shall be subject to the same conditions and restrictions as the restricted stock units to which they are payable.

Equitable Adjustments

In the event of a stock split, reverse stock split, stock dividend, combination, recapitalization or reclassification of shares of Class B common stock, the maximum number and kind of shares reserved for issuance or with respect to which awards may be granted under the Incentive Plan will be adjusted to reflect such event, and the plan administrator will make such adjustments as it deems appropriate and equitable in the number, kind, and exercise price of shares covered by outstanding awards made under the Incentive Plan.

Change in Control

In the event of any proposed change in control (as described in the Incentive Plan), the plan administrator will take any action as it deems appropriate, which action may include, without limitation, the following: (i) the continuation of any award, if the Company is the surviving corporation; (ii) the assumption of any award by the surviving corporation or its parent or subsidiary; (iii) the substitution by the surviving corporation or its parent or subsidiary of equivalent awards; or (iv) accelerated vesting of the award and a limited period during which to exercise the award prior to closing of the change in control.

Transferability

An award may not be sold, pledged, assigned, hypothecated, transferred, or disposed of in any manner, other than by will or by the laws of descent or distribution, and may be exercised or purchased during the lifetime of the participant, only by the participant.

Term

The Incentive Plan became effective upon adoption by the Board on November 16, 2023 and, unless terminated, the Incentive Plan will continue in effect for a term of ten (10) years.

Amendment and Termination

Our Board may amend, alter, suspend, or discontinue the Incentive Plan at any time. Any such termination will not affect outstanding awards. No amendment, alteration, suspension, or discontinuation of the Incentive Plan will impair the rights of any participant without the participant’s consent.

Director Compensation

The non-executive members of our Board did not receive any compensation prior to our initial public offering. Following our initial public offering, our non-employee directors and members of our Advisory Board will each receive an initial award of 6,427 restricted shares of Class B common stock. Such shares would vest ratably on an annual basis over four years beginning on the first anniversary of this offering. Non-employee directors will also receive additional annual awards of restricted shares of Class B common stock equal to the number of shares granted in the initial award. Such subsequent awards may be adjusted by the compensation committee of the board of directors based on then-current market conditions considering the size of the Company. We will also reimburse our non-employee directors for certain expenses incurred in connection with their duties as directors of the Company.

The following table shows the compensation paid to our non-employee directors during the year ended September 30, 3023.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Nonequity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
John Shigley	$-	-	-	-	-	-	$-
Stephen Markscheid	-	-	-	-	-	-	-
Saul Factor	-	-	-	-	-	-	-

Limitation of Liability and Indemnification Matters

The Company’s second amended and restated articles of incorporation and amended and restated bylaws limit the directors’ liability and may indemnify directors and officers to the fullest extent permitted under NRS 78.7502-NRS 78.751.

Nevada law, NRS 78.138, provides that the Company’s directors and officers will not be personally liable to us, our stockholders or our creditors for damages for any act or omission in his or her capacity as a director or officer other than in circumstances where the director or officer breaches his or her fiduciary duty to us or our stockholders and such breach involves intentional misconduct, fraud or a knowing violation of law and the trier of fact determines that the presumption that he or she acted in good faith, on an informed basis and with a view to the interests of the corporation has been rebutted, or with respect to payment of dividends in violation of the NRS. While Nevada law allows the articles of incorporation of a corporation to provide for greater liability of the corporation’s directors and officers, our second amended and restated articles of incorporation does not provide for greater liability of our officers and directors than is provided under Nevada law.

Nevada law allows a corporation to indemnify officers and directors for actions pursuant to which a director or officer either would not be liable pursuant to the limitation of liability provisions of Nevada law or where he or she acted in good faith and in a manner which he or she reasonably believed to be in or not opposed to our best interests, and, in the case of an action not by or in the right of the corporation and with respect to any criminal action or proceeding, had no reasonable cause to believe the conduct was unlawful.

As permitted by Nevada law or our second amended and restated articles of incorporation, our amended and restated bylaws (a) include provisions that eliminate the personal liability of our directors or officers for damages resulting from certain breaches of fiduciary duties as a director or officer; (b) require the Company to indemnify and holdharmless any officer or director against all expense, liability and loss (including, without limitation, attorneys’ fees, judgments, fines, taxes, penalties, and amounts paid or to be paid in settlement) reasonably incurred or suffered by the indemnitee in connection with any threatened, pending, or completed action, suit or proceeding (including, without limitation, an action, suit or proceeding by or in the right of the company), whether civil, criminal, administrative, or investigative; and (c) require us to advance expenses of the indemnitee as such expenses are incurred upon receipt of an undertaking by or on behalf of the indemnitee to repay the amount if it is ultimately determined by a court of competent jurisdiction that he or she is not entitled to be indemnified by the Company.

The effect of these provisions is to restrict our rights and the rights of our stockholders in derivative suits to recover damages against a director or officer for breach of fiduciary duties as a director or officer. In addition, the Company pays the costs of settlement and damage awards against directors and officers pursuant to these indemnification provisions.

These limitations of liability do not apply to liabilities arising under federal securities laws and do not affect the availability of equitable remedies such as injunctive relief or recession.

We have obtained a directors’ and officers’ insurance policy pursuant to which our directors and officers are insured against liability for actions taken in their capacities as directors and officers.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information concerning the ownership of our Class A common stock and Class B common stock as of the date of this Report, with respect to: (i) each person, or group of affiliated persons, known to us to be the beneficial owner of more than five percent of our Class A common stock and Class B common stock; (ii) each of our directors; (iii) each of our named executive officers; and (iv) all of our current directors and executive officers as a group.

Applicable percentage ownership is based on an aggregate of 62,166,846 shares of our common stock, consisting of (i) 44,353,846 shares of our Class A common stock and (ii) 17,855,563 shares of our Class B common stock outstanding as of the date of this Report. We have determined beneficial ownership in accordance with the rules of the SEC. These rules generally attribute beneficial ownership of securities to persons who possess sole or shared voting or investment power with respect to such securities. In addition, pursuant to such rules, we deemed outstanding shares of Class B common stock subject to options or warrants held by that person that are currently exercisable or exercisable within 60 days of the date of this Report. We did not deem such shares outstanding, however, for the purpose of computing the percentage ownership of any other person. Except as indicated by the footnotes below, we believe, based on the information furnished to us, that the beneficial owners named in the table below have sole voting and investment power with respect to all shares of our Class A common stock and Class B common stock that they beneficially own, subject to applicable community property laws.

	Beneficial Ownership Table
Name of Beneficial Owner(1)	Shares of Class A Common Stock	Shares of Class B Common Stock	% of Total Voting Power	Shares of Class A Common Stock	Shares of Class B Common Stock	% of Total Voting Power
Executive Officers and Directors
Zhenwu Huang	30,308,000	—	65.69%	30,308,000	—	65.69%
Zhenqiang Huang	7,892,000	—	17.11%	7,892,000	—	17.10%
Phil Zheng	—	1,200,000	*	—	1,200,000	*
Matthew G. Casella	—	—	—	—	—	—
John Shigley	—	—	—	—	—	—
Stephen Markscheid	—	—	—	—	—	—
Saul Factor	—	—	—	—	—	—
All officers and directors as a group (7 individuals)	38,200,000	1,200,000	83.06%	38,200,000	1,200,000	83.05%
5% Stockholders
King Bliss Limited(2)	3,934,846	—	8.87%	3,934,846	—	8.53%
Broad Elite Ventures Limited(3)	—	1,800,000	*	—	1,800,000	*
Renmeng LLC(4)	—	1,400,000	*	—	1,400,000	*
Yimeng Zhao(7)	—	1,507,730	*	—	1,507,730	*
Zhiqi Yan(7)	—	1,415,420	*	—	1,415,420	*
Harmony Grace Holdings Limited(5)	—	1,400,000	*	—	1,400,000	*
Dongdong Cao(8)	—	1,353,880	*	—	1,353,880	*
Tower Luck Group Limited(6)	—	1,350,000	*	—	1,350,000	*
Xiaojing Chang(8)	—	1,169,260	*	—	1,169,260	*
Youhong Zeng(8)	—	1,107,720	*	—	1,107,720	*
Jinbing Xie(8)	—	1,046,180	*	—	1,046,180	*

*	Less than 1%
(1)	Unless noted otherwise, the address of all listed stockholder is 4175 Cameron St Ste 1, Las Vegas, NV 89103. Each of the stockholder listed has sole voting and investment power with respect to the shares beneficially owned by the stockholder unless noted otherwise.
(2)	Mr. Zhao Zilong is the sole shareholder and director of King Bliss Limited, a company incorporated in the British Virgin Islands, and as such, has sole voting and dispositive power over the securities held by such entity.
(3)	Mr. Liqun Zhu is the chief executive officer of Broad Elite Ventures Limited, a company incorporated in the British Virgin Islands, and as such, has sole voting and dispositive power over the securities held by such entity.
(4)	Mr. Scott Ren is the majority shareholder and manager of Renmeng LLC, a Nevada limited liability company, and as such, has sole voting and dispositive power over the securities held by such entity.
(5)	Mr. Zichen Liu is the sole shareholder of Harmony Grace Holdings Limited, a company incorporated in the British Virgin Islands, and as such, has sole voting and dispositive power over the securities held by such entity.
(6)	Mr. Baolin Min is the chief executive officer of Tower Luck Group Limited, a company incorporated in the British Virgin Islands, and as such, has sole voting and dispositive power over the securities held by such entity.
(7)	Shares held by each of these individuals represent shares of Class B common stock issued to each holder upon conversion of the Convertible Notes held by such individuals.
(8)	Shares held by each of these individuals represent shares of Class B common stock issued upon conversion of the Convertible Notes, which shares were transferred to each individual by prior holders thereof on October 27, 2023.

Changes in Control

None.

ITEM 13. Certain Relationships and Related Transactions, and Director Independence

The following is a description of transactions since October 1, 2022 to which we were a party in which (i) the amount involved exceeded or will exceed the lesser of $120,000 of one percent (1%) of our average total assets at year-end for the last two completed fiscal years and (ii) any of our directors, executive officers or holders of more than 5% of our capital stock, or any member of the immediate family of, or person sharing the household with, any of the foregoing persons, who had or will have a direct or indirect material interest, other than equity and other compensation, termination, change in control and other similar arrangements, which are described under “Executive and Director Compensation.”

In December of 2022, Zhenwu Huang transferred 1,200,000 shares of Class A common stock to Phil Zheng, in exchange for a payment of $30,000 from Phil Zheng. Immediately after the transfer, Phil Zheng and the Company entered into a Conversion Agreement, dated as of December 2, 2022, pursuant to which Phil Zheng converted all of his shares of Class A common stock into an equal number of shares of Class B common stock (the “Zheng Conversion”). As a result of the Zheng Conversion, Phil Zheng holds 1,200,000 shares of Class B common stock.

In addition, we had the following related party balances:

	Notes	As of September 30, 2023	As of September 30, 2022
Amounts due from related parties:
Uplus Academy LLC	(i)	118	92
Uplus Academy NLV LLC	(i)	16	16
		134	108

	Notes	As of September 30, 2023	As of September 30, 2022
Amounts due to related parties:
Bison Systems LLC	(ii)	85	70
Zhenwu Huang	(iii)	113	214
Phil Zheng	(iv)	40	—
		238	284

Notes:

(i)	Uplus Academy LLC and Uplus Academy NLV LLC were both former subsidiaries of the Company that were disposed of on December 31, 2021. The Company has been making interest-free and non-maturity loans to both companies since their inceptions. On December 31, 2021, Uplus Academy LLC and Uplus Academy NLV LLC, former subsidiaries of Richtech, were disposed to Zhenwu Huang, CEO and controlling stockholder of the Company, to pay off part of Zhenwu Huang’s earlier loans to the Company. The transaction price for Uplus Academy LLC and Uplus Academy NLV LLC were $120 and $7, respectively.

(ii)	Bison Systems LLC was 100% owned by Zhenwu Huang, CEO and controlling stockholder of the Company and Zhenqiang Huang, CFO and major stockholder of the Company. In 2022 and 2023, Bison Systems LLC made several interest-free and non-maturity loans to the Company to support its daily operation.
(iii)	Zhenwu Huang, CEO and controlling stockholder of the Company, made multiple interest-free and non-maturity loans to the Company since the inception of the business to support the Company’s operations. As of September 30, 2023 and September 30, 2022, the remaining balance of these loans were $113 and $214, respectively.
(iv)	Phil Zheng has served as the Company’s COO since February 2020. Phil made an interest-free and non-maturity loans to the Company in May 2023.

ITEM 14. Principal Accounting Fees and Services

The following table sets forth the fees billed by our independent accountants, Bush & Associates CPA LLC (“Bush & Associates”) for the years ended September 30, 2023 and 2022.

	Year Ended September 30,
	2023	2022
Audit fees	$42,500	$41,750
Audit-related fees	$18,000	$-
Tax fees	$-	$-
All other fees	$-	$-

Audit Fees

Audit fees consist of fees for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Bush & Associates in connection with regulatory filings. The aggregate fees of Bush & Associates for professional services rendered for the audit of our annual financial statements, review of the financial information include in our filings with the SEC for the years ended September 30, 2023 and 2022 totaled approximately $42,500 and $41,750, respectively. The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees

Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. We paid Bush & Associates $18,000 and $0 for consultations concerning financial accounting and reporting standards for the years ended September 30, 2023 and 2022, respectively.

Tax Fees

We did not pay Bush & Associates for tax services, planning or advice for the years ended September 30, 2023 and 2022.

All Other Fees

We did not pay Bush & Associates for any other services for the years ended September 30, 2023 and 2022.

Procedures For Board of Directors Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditor

Our audit committee was formed upon the consummation of our initial public offering. As a result, the audit committee did not pre-approve all of the foregoing services, although any services rendered prior to the formation of our audit committee were approved by our board of directors. Since the formation of our audit committee, and on a going-forward basis, the audit committee has and will pre-approve all auditing services and permitted non-audit services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

PART IV

ITEM 15. Exhibits and Financial Statements Schedules

(a)	The following documents are filed as part of this Report:

(1)	Financial Statements

(2)	Financial Statement Schedules

All financial statement schedules are omitted because they are not applicable or the amounts are immaterial and not required, or the required information is presented in the financial statements and notes thereto beginning on page F-1 of this Report.

(3)	Exhibits

We hereby file as part of this Report the exhibits listed in the attached Exhibit Index. Exhibits that are incorporated herein by reference can be inspected on the SEC website at www.sec.gov.

ITEM 16. Form 10-K Summary.

Not applicable.

RICHTECH ROBOTICS INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders,

Richtech Robotics Inc.

Las Vegas, Nevada

OPINION ON THE CONSOLIDATED FINANCIAL STATEMENTS

We have audited the accompanying consolidated balance sheets of Richtech Robotics Inc. and Subsidiaries (the “Company”) as of September 30, 2023 and 2022, and the related consolidated statements of operations and comprehensive income, changes in stockholders’ deficit, and cash flows for each of the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2023 and 2022, and the results of their operations and their cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

BASIS FOR OPINION

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities Exchange Commission and the PCAOB, and the relevant ethical requirements relating to our audits.

We conducted our audits in accordance with the standards of the PCAOB and in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

Bush & Associates CPA LLC

/s/ Bush & Associates CPA LLC

We have served as the Company’s auditor since 2022.

Henderson, Nevada
January 4, 2023

RICHTECH ROBOTICS INC.
BALANCE SHEETS

(In thousands, except share and per share data)

	September 30,
	2023	2022
ASSETS
Current assets:
Cash and cash equivalents	$433	$327
Accounts receivable, (net of allowance for doubtful accounts of $333 and $86 as of September 30, 2023 and 2022, respectively)	5,576	1,656
Amount due from related parties, current	134	108
Inventory	822	1,373
Prepaid expenses and other current assets	17	41
Total current assets	6,982	3,505
Property and equipment, net	28	41
Deferred tax assets, net	518	—
Operating lease right-of-use-assets	315	382
Other assets, non-current	10	10
Total assets	$7,853	$3,938

LIABILITIES, PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,126	$175
Amount due to related parties, current	238	284
Accrued expenses	59	57
Short-term loan	845
Tax Payable	461	117
Operating lease liabilities, current	161	108
Total current liabilities	2,890	741
Operating lease liabilities, non-current	154	279
Total liabilities	3,044	1,020

Commitments and contingencies (Note 7)
Stockholders’ equity:
Class A Common stock, $0.00001 par, 47,400,000 shares authorized as of September 30, 2023 and September 30, 2022, 44,353,846 and 39,400,000 shares issued and outstanding as of September 30, 2023 and September 30, 2022, respectively.	$—	$—
Class B Common stock, $0.00001 par, 60,600,000 shares authorized as of September 30, 2023 and September 30, 2022, 17,813,000 and 600,000 shares issued and outstanding as of September 30, 2023 and September 30, 2022, respectively.	—	—
Additional paid-in capital	4,608	2,378
Retained earnings	201	540
Total controlling stockholders’ equity	4,809	2,918
Total stockholders’ equity	4,809	2,918
Total liabilities, preferred stock and stockholders’ equity	$7,853	$3,938

See accompanying Notes to Financial Statements.

RICHTECH ROBOTICS INC.
STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)

	Year ended September 30,
	2023	2022
Revenue, net	$8,759	$6,049
Cost of revenue, net	2,744	2,098
Gross profit	6,015	3,951

Operating expenses:
Research and development	1,979	1,772
Sales and marketing	238	297
General and administrative	3,509	2,258
Total operating expenses	5,726	4,327
Gain/(Loss) from operations	289	(376)
Other income (expense):
Interest expense, net	(734)	(18)
Total other expense	(734)	(18)

Loss before income tax expense	(445)	(394)
Income tax benefit/(expense)	106	(113)
Net loss	(339)	(507)
Net loss attributable to common stockholders	$(339)	$(507)
Basic and diluted net loss per share of common stock	$(0.01)	$(0.01)
Weighted average shares used to compute basic and diluted net loss per share	62,166,846	40,000,000

See accompanying Notes to Financial Statements.

RICHTECH ROBOTICS INC.
STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands except share data)

	Common stock*					Additional		Non-	Total
	Class A		Class B		Paid-in	paid-in	Retained	controlling	Shareholders’
	Shares	Amount	Shares	Amount	capital	capital	earnings	Interest	equity
Balances, September 30, 2021	-	$-	-	$-	$878	$-	$1,047	$(57)	$1,868
Shareholder capital injection	-	-	-	-	1,500		-	-	1,500
Conversion of member units to common stock	39,400,000	-	600,000	-	(2,378)	2,378	-	-	-
Non-controlling interest	-	-	-	-	-	-	-	57	57
Net loss	-	-	-	-	-	-	(507)	-	(507)
Balances, September 30, 2022	39,400,000	$-	600,000	$-	$-	$2,378	$540	$-	$2,918
Common stock issued for cash	-	-	9,397,000	-	-	2,230	-	-	2,230
Common stock issued for services	6,153,846	-	6,616,000	-	-	38,318	-	-	38,318
Provision of common stock issued for future services	-	-	-	-	-	(38,318)	-	-	(38,318)
Conversion from class A to Class B common stock	(1,200,000)	-	1,200,000	-	-	-	-	-	-
Net loss	-	-	-	-	-	-	(339)	-	(339)
Balances, September 30, 2023	44,353,846	$-	17,813,000	$-	$-	$4,608	$201	$-	$4,809

*	Par value per share and the number of shares has been retrospectively restated for the related period in connection with our 4-for-1 forward stock split and concurrent re-designation of our common stock into Class A and Class B common stock in October 2022.

See accompanying Notes to Financial Statements.

RICHTECH ROBOTICS INC.
STATEMENTS OF CASH FLOWS
(In thousands)

	Year ended September 30,
	2023	2022
Cash Flows From Operating Activities
Net loss	$(339)	$(507)
Non-controlling interests	—	57

Adjustments to reconcile net loss to net cash used in operating activities:
Accounts receivable	(3,919)	(1,612)
Inventory	551	(389)
Prepaid expenses and other current assets	23	(31)
Right-of-use asset	67	(382)
Deferred tax assets	(518)	—
Accounts payable	951	(305)
Tax payable	344	108
Accrued expenses	3	28
Operating lease liabilities, current	(108)	108
Operating lease liabilities, non-current	36	279
Net cash used in operating activities	(2,909)	(2,646)

Cash Flows From Investing Activities
Sale of property and equipment	13	64
Cash used for lending to related parties	(30)	(108)
Cash collection from loan to related parties	4	—
Net cash received (used) in investing activities	(13)	(44)

Cash Flows From Financing Activities
Proceeds from the issuance of related party debt	200	190
Payment of related party debt	(247)	—
Payment of long-term loans	—	(26)
Proceeds from short-term loans	845	—
Proceeds from stockholder capital injection	2,230	1,500
Net cash provided by financing activities	3,028	1,664
Net change in cash and cash equivalents	106	(1,026)
Cash, cash equivalents and restricted cash at beginning of year	327	1,353
Cash, cash equivalents and restricted cash at end of year	$433	$327
Supplemental Disclosure of Non-cash Transactions:
Disposition of subsidiaries	$—	$(17)

See accompanying Notes to Financial Statements.

NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2023 AND 2022
(Dollars in thousands, unless otherwise stated)

NOTE 1: Nature of Business

Description of Business

Richtech Robotics Inc. (“we”, “us”, “our” or “Richtech”), is a Nevada C-Corporation registered in Nevada. Richtech was converted from Richtech Creative Displays, LLC on June 22, 2022, which is the predecessor of Richtech and established on July 19, 2016 in Nevada.

We are a leading provider of service robotic solutions by developing, manufacturing, and deploying novel products that address the growing need for automation in the service industry. We develop and provide service automation solutions that directly address the labor shortage problem affecting the US service industry. Our solutions include delivery, commercial cleaning, food & beverage service, and customization and development service, which have been implemented more than 80 cities across the United States in restaurants, hotels, casinos, senior living homes, factories and retail centers. Our solutions automate repetitive and time-consuming tasks which allows clients to reallocate labor hours to more value-creating roles. Many of our clients see our robotic solutions as crucial to expanding and scaling their businesses. Our goal is to be a long-term partner to our clients, providing them with a range of robotic solutions to remedy their problems.

Risk and Uncertainties

The Company’s business and operations are sensitive to general business and economic conditions worldwide. These conditions include short-term and long-term interest rates, inflation, fluctuations in debt and equity capital markets and the general condition of the world economy. A host of factors beyond the Company’s control could cause fluctuations in these conditions. Adverse developments in these general business and economic conditions could have a material adverse effect on the Company’s financial condition and the results of its operations. In addition, the Company will compete with many companies that currently have extensive and well-funded projects, marketing and sales operations. The Company may be unable to compete successfully against these companies. The Company’s industry is characterized by rapid changes in technology and market demands. As a result, the Company’s products, services, or expertise may become obsolete or unmarketable. The Company’s future success will depend on its ability to adapt to technological advances, anticipate customer and market demands, and enhance its current technology under development.

Emerging Growth Company Status

We are an emerging growth company, as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act, until such time as those standards apply to private companies.

We have elected to use this extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date that we are (1) no longer an emerging growth company or (2) affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act. As a result, our financial statements may not be comparable to companies that comply with the new or revised accounting pronouncements as of public company effective dates.

We will remain an emerging growth company until the earliest of (1) the last day of the first fiscal year (A) following the fifth anniversary of the completion of this offering, (B) in which our total annual gross revenue is at least $1.235 billion or (C) when we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeds $700.0 million as of our most recently completed second fiscal quarter and (2) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period.

NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2023 AND 2022
(Dollars in thousands, unless otherwise stated)

NOTE 2: Summary of Significant Accounting Policies

Basis of Presentation

These financial statements and accompanying notes have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”), pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). All intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

Segment Reporting

Operating segments are identified as components of an enterprise about which separate financial information is available for evaluation by the chief operating decision-maker in making decisions regarding resource allocation and assessing performance. We view our operations and manage our business as one operating segment.

Cash and Cash Equivalents

We consider all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. We place our cash and cash equivalents in highly liquid instruments with, and in the custody of, financial institutions with high credit ratings.

Accounts Receivable

Accounts receivables are primarily comprised of trade receivables presented net of rebates, price protection and an allowance for credit loss. Accounts receivable also include unbilled receivables, which primarily represent work completed on development services recognized as revenue but not yet invoiced to customers and semi-custom products under non-cancellable purchase orders that have no alternative use to the Company at contract inception, for which revenue has been recognized but not yet invoiced to customers. All unbilled accounts receivables are expected to be billed and collected within twelve months.

We manage our exposure to customer credit risk through credit limits, credit lines, ongoing monitoring procedures and credit approvals. Furthermore, we perform in-depth credit evaluations of all new customers and, at intervals, for existing customers. From this, we may require letters of credit, bank or corporate guarantees or advance payments if deemed necessary. We maintain an allowance for credit loss, consisting of known specific troubled accounts as well as an amount based on overall estimated potential uncollectible accounts receivable based on historical experience and review of their current credit quality. The amount of allowance for doubtful accounts were $333 and $86 as of September 30, 2023 and 2022, respectively. We do not believe the receivable balance from its customers represents a significant credit risk.

Inventories

We value inventory at standard cost, adjusted to approximate the lower of actual cost or estimated net realizable value using assumptions about future demand and market conditions. In determining excess or obsolescence reserves for its products, we consider assumptions such as changes in business and economic conditions, other-than-temporary decreases in demand for its products, and changes in technology or customer requirements. In determining the lower of cost or net realizable value reserves, we consider assumptions such as recent historical sales activity and selling prices, as well as estimates of future selling prices. We fully reserve for inventories and non-cancellable purchase orders for inventory deemed obsolete. We perform periodic reviews of inventory items to identify excess inventories on hand by comparing on-hand balances and non-cancellable purchase orders to anticipated usage using recent historical activity as well as anticipated or forecasted demand. If estimates of customer demand diminish further or market conditions become less favorable than those projected by us, additional inventory carrying value adjustments may be required.

NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2023 AND 2022
(Dollars in thousands, unless otherwise stated)

NOTE 2: Summary of Significant Accounting Policies (cont.)

Inventory as of September 30, 2023 and 2022 are as follows:

	September 30,
	2023	2022
Raw materials	$164	$286
Finished goods	658	1,087
Total inventories	$822	$1,373

Property, and Equipment, net

Property and equipment, net is stated at cost less accumulated depreciation and amortization and is depreciated using the straight-line method over the estimated useful lives of the assets. Estimated useful lives of equipment is two to six years, and leasehold improvements are measured by the shorter of the remaining terms of the leases or the estimated useful economic lives of the improvements.

Property and equipment, as of September 30, 2023 and 2022 are as follows:

	September 30
	2023	2022
Furniture, fixtures & equipment	$63	$63
Leasehold improvements	4	4
	67	67
Accumulated depreciation	(39)	(26)
Property and equipment, net	$28	$41

Depreciation expense for 2022 and 2021 was $13 and $7, respectively.

Stockholders’ Equity

According to ASC 505-10-S99-4, changes in the capital structure of a reporting entity due to a stock dividend, stock split or reverse split occurring after the date of the latest reported balance sheet but before the release of the financial statements (or the effective date of the registration statement, whichever is later) should be given retroactive effect in the balance sheet. In such cases, appropriate disclosure should be made of the retrospective treatment and the date the change became effective. For our Statements of Stockholders’ Equity, par value per share and the number of shares has been retrospectively restated for the related period in connection with our 4-for-1 forward stock split and concurrent re-designation of our common stock into Class A and Class B common stock in October 2022.

In accounting for the conversion of member units into common stock, we followed the relevant accounting guidance provided by the Financial Accounting Standards Board (“FASB”) in accordance with GAAP. According to ASC 805-50-15-6, an entity charters a newly formed entity and then transfers some or all of its net assets to that newly chartered entity is an example of common-control transactions. ASC 805-50-15-6 provides guidance on common control transactions, stating that such transactions involve transfers between entities under common control, where the control is not transitory. In the case of the conversion of member units into common stock, the entities involved are under common control by the same parent entity. This relationship satisfies the criteria for a common control transaction, as control is not transitory and the parent entity exercises significant influence over the entities involved. Financial statements reflect the members’ equity and that the reclassification of members’ equity during fiscal 2022 to paid-in-capital is properly accounted for, in accordance with ASC 805-50-45-4 and SAB Topic 4.B by analogy.

NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2023 AND 2022
(Dollars in thousands, unless otherwise stated)

NOTE 2: Summary of Significant Accounting Policies (cont.)

Revenue Recognition

Revenue is recognized when we transfer promised goods or services to our customers, in amounts that reflect the consideration that we expect to receive in exchange for those goods or services. In determining the appropriate amount of revenue to be recognized as we fulfill our obligations under each agreement, we perform the following steps: (i) identification of the promised goods or services in the contract; (ii) determination of whether the promised goods or services are performance obligations, including whether they are distinct in the context of the contract; (iii) measurement of the transaction price, including the constraint on variable consideration; (iv) allocation of the transaction price to the performance obligations; and (v) recognition of revenue when (or as) we satisfy each performance obligation. We only apply the five-step model to contracts when it is probable that we will collect the consideration we are entitled to in exchange for the goods or services we transfer to the customer.

Product Revenue

We generate revenue through the sale of our branded robotic products directly to customers. We consider customer purchase orders, which in some cases are governed by master sales agreements, to be the contracts with our customers. There is a single performance obligation in all our contracts, which is our promise to transfer our product to customers based on specific payment and shipping terms in the arrangement. The entire transaction price is allocated to this single performance obligation. Product revenue is recognized when a customer obtains control of our product, which occurs at a point in time and may be upon shipment or delivery, based on the terms of the contract.

Other Revenue Policies

Sales, value add, and other taxes collected on behalf of third parties are excluded from revenue.

We do not assess whether a contract has a significant financing component if the expectation at contract inception is such that the period between payment by the customer and the transfer of the promised products to the customer will be one year or less, which is the case with substantially all customers.

We recognize the incremental costs of obtaining contracts as an expense when incurred if the amortization period of the assets that we otherwise would have recognized is one year or less. These costs are included in selling expenses.

We account for shipping and handling activities related to contracts with customers as costs to fulfill the promise to transfer the associated products. We record the related costs within cost of goods sold.

Disaggregation of Revenue

The following table sets forth revenue by product for the years ended September 30:

		September 30
	Notes	2023	2022
Robotics
Product revenue		$5,665	$2,981
Service revenue		2,602	1,876
Leasing revenue		197	441
Total Robotics revenue		8,464	5,298
Smart hardware		7	562
Interactive system		198	189
Cloutea*		90	—
Total revenue, net		$8,759	$6,049

Notes:

*	Cloutea is the revenue generated from our boba tea store open in May 2023, in order to further develop our business model. This is our model store of interactive robot barista by utilizing our ADAM robot.

NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2023 AND 2022
(Dollars in thousands, unless otherwise stated)

NOTE 2: Summary of Significant Accounting Policies (cont.)

Research and Development Costs

Research and development costs primarily consist of employee-related expenses, including salaries and benefits, facilities costs, depreciation, and other allocated expenses. Research and development costs are expensed as incurred.

Income Taxes

The Company accounts for income taxes in accordance with income tax accounting guidance (Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 740, Income Taxes).  The income tax accounting guidance results in two components of income tax expense:  current and deferred.  Current income tax expense reflects taxes to be paid or refunded for the current period by applying the provisions of the enacted tax law to the taxable income or excess of deductions over revenues.  The Company determines deferred income taxes using the liability (or balance sheet) method.  Under this method, the net deferred tax asset or liability is based on the tax effects of the differences between the book and tax bases of assets and liabilities, and enacted changes in tax rates and laws are recognized in the period in which they occur.  Deferred income tax expense results from changes in deferred tax assets and liabilities between periods.  Deferred tax assets are reduced by a valuation allowance if, based on the weight of evidence available, it is more likely than not some portion or all of a deferred tax asset will not be realized.

Tax positions are recognized if it is more likely than not, based on the technical merits, the tax position will be realized or sustained upon examination.  The term “more likely than not” means a likelihood of more than 50 percent; the terms examined and upon examination also include resolution of the related appeals or litigation processes, if any.  A tax position that meets the more-likely-than-not recognition threshold is initially and subsequently measured as the largest amount of tax benefit that has a greater than 50 percent likelihood of being realized upon settlement with a taxing authority that has full knowledge of all relevant information.  The determination of whether or not a tax position has met the more-likely-than-not recognition threshold considers the facts, circumstances and information available at the reporting date and is subject to management’s judgment.

The Company recognizes interest and penalties on income taxes as a component of income tax expense.

Recent Accounting Pronouncements

In February 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-02, Leases (“Topic 842”). The guidance in this ASU supersedes the leasing guidance in Topic 840, Leases. Under the new guidance, lessees are required to recognize lease assets and lease liabilities on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the statement of operations. The standard is effective for public business entities for fiscal years beginning after December 15, 2018. As an emerging growth company, we adopted the new standard on January 1, 2022 for our year ending September 30, 2022 and 2023. We had operating leases for which we were required to recognize a right-of-use asset and lease liability.

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740), Simplifying the Accounting for Income Taxes, which amends the approaches and methodologies in accounting for income taxes during interim periods and makes changes to certain income tax classifications. The new standard allows certain exceptions, including an exception to the use of the incremental approach for intra-period tax allocation, when there is a loss from continuing operations and income or a gain from other items, and to the general methodology for calculating income taxes in an interim period, when a year-to-date loss exceeds the anticipated loss for the year. The standard also requires franchise or similar taxes partially based on income to be reported as income tax and to reflect the effects of enacted changes in tax laws or rates in the annual effective tax rate computation from the date of enactment. Lastly, in any future acquisition, we would be required to evaluate when the step-up in the tax basis of goodwill is part of the business combination and when it should be considered a separate transaction. The standard will be effective for us beginning January 1, 2022, with early adoption of the amendments permitted. The adoption of ASU 2019-12 did not have a material impact on our financial statements and disclosures.

In May 2020, the FASB issued ASU 2021-04, Earnings Per Share (Topic 260), Debt-Modifications and Extinguishments (Subtopic 470-50), Compensation-Stock Compensation (Topic 718), and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815- 40): Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options (“ASU 2021-04”). ASU 2021-04 provides guidance for a modification or an exchange of a freestanding equity-classified written call option that is not within the scope of another topic. ASU 2021-04 is effective for fiscal years beginning after December 15, 2021. The Company has determined the adoption of ASU 2021-04 did not have a material impact on our financial statements and disclosures.

NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2023 AND 2022
(Dollars in thousands, unless otherwise stated)

NOTE 2: Summary of Significant Accounting Policies (cont.)

COVID-19

In March 2020, the World Health Organization declared the outbreak of a novel coronavirus (COVID-19) as a pandemic, which continues to spread throughout the United States. The COVID-19 pandemic has adversely impacted global commercial activity, disrupted supply chains and contributed to significant volatility in financial markets. Starting in 2020, and continuing through the date hereof, the COVID-19 pandemic continued to adversely impact many different industries. The ongoing COVID-19 pandemic could have a continued material impact on economic and market conditions and trigger a period of global economic slowdown. The rapid development and fluidity of this situation precludes any prediction as to the extent and the duration of the impact of COVID-19. The COVID-19 pandemic therefore presents material uncertainty and risk with respect to the Company and its performance and could affect its financial results in a materially adverse way. The Company has considered information available to it as of the date of issuance of these consolidated financial statements and is not aware of any specific events or circumstances that would require an update to its estimates or judgements, or an adjustment to the carrying value of its assets or liabilities. The accounting estimates and other matters assessed include, but were not limited to, long-lived assets and accrued expenses. These estimates may change as new events occur and additional information becomes available. Actual results could differ materially from these estimates. In response to the changing dynamics of the COVID-19 pandemic and endemic, the Company closely monitors the Centers for Disease Control and Prevention recommendations in order to react quickly with appropriate safety protocols. Management is continuing to monitor the effect of COVID-19 and intends to adjust its operational protocols as may be necessary.

NOTE 3: Earnings per Share

Because we reported a net loss for all periods presented, no potentially dilutive securities have been included in the computation of diluted net loss per share. In addition, we have no outstanding stock options, warrants, convertible notes, and any other forms of convertible deferred compensation that could dilute basic earnings per share in the future as of September 30, 2023 and 2022.

	Year Ended September 30
	2023	2022
Numerator:
Net loss attributable to common stockholders	$(339)	$(507)
Denominator:
Weighted average ordinary shares used in computing	62,166,846	40,000,000
Basic and diluted net loss per share (in each dollar)	$(0.01)	$(0.01)

NOTE 4: Income Taxes

We are subject to taxation in the United States and various states jurisdictions in which we conduct our business. Our tax provision for interim periods is determined using an estimate of our annual effective tax rate, adjusted for discrete items arising in that quarter. On a quarterly basis, we update our estimate of the annual effective tax rate, and if the estimated annual tax rate changes, we make a cumulative adjustment in that quarter.

The tax expenses recorded for both of the year ended September 30, 2023 and 2022 differ from the U.S. federal statutory tax rate of 21% due primarily to the tax impact of state income taxes, non-deductible officers’ compensation, and transportation fringe benefits. For the year ended September 30, 2023 and 2022, we recorded income tax benefit of expense of $106 and income tax expense of $113, respectively, and the effective tax rate is not applicable due to there were losses from continuing operations before income tax expense for both years presented.

NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2023 AND 2022
(Dollars in thousands, unless otherwise stated)

NOTE 4: Income Taxes (cont.)

We have no material uncertain tax positions as of September 30, 2023 and 2022. It is our policy to recognize interest and penalties related to income tax matters in interest expense and other income (expense), net, respectively, in our audited condensed consolidated statements of operations and comprehensive income. There was no accrued interest or penalties associated with uncertain tax positions as of September 30, 2023 and 2022.

NOTE 5: Short-term Loan

During 2023, we entered into ten short-term loan agreements with different financial entities for the total principal amount of $1,853. As of September 30, 2023, the short-term loan balance was $845. The majority of these loans have been paid off, and the remaining balance was $55 as of the reporting date.

NOTE 6: Related parties and related-party transactions

The group had the following related parties:

a.	Companies controlled by the same controlling stockholders; and

b.	Executive officers, stockholders and companies controlled by executive officers.

Balances

We had the following related party balances:

	Relationship	Notes	As of September 30, 2023	As of September 30, 2022
Amounts due from related parties:
Uplus Academy LLC	a	(i)	118	92
Uplus Academy NLV LLC	a	(i)	16	16
			134	108

	Relationship	Notes	As of September 30, 2023	As of September 30, 2022
Amounts due to related parties:
Bison Systems LLC	a	(ii)	85	70
Zhenwu Huang	b	(iii)	113	214
Phil Zheng	b	(iv)	40	—
			238	284

Notes:

(i)	Uplus Academy LLC and Uplus Academy NLV LLC were both subsidiaries of Richtech, and were disposed on December 31, 2021. Richtech has been making interest-free and non-maturity loans to both companies since their inceptions. On December 31, 2021, Uplus Academy LLC and Uplus Academy NLV LLC, subsidiaries of Richtech have been disposed to Zhenwu Huang, CEO and controlling stockholder of Richtech, to pay off part of Zhenwu Huang’s earlier loans to Richtech. The transaction price for Uplus Academy LLC and Uplus Academy NLV LLC were $120 and $7, respectively.

(ii)	Bison Systems LLC was 100% owned by Zhenwu Huang, CEO and controlling stockholder of Richtech and Zhenqiang Huang, CFO and major stockholder of Richtech. In 2022 and 2023, Bison Systems LLC made several interest-free and non-maturity loans to Richtech to support its daily operation.

(iii)	Zhenwu Huang, CEO and controlling stockholder of Richtech, made multiple interest-free and non-maturity loans to Richtech since the inception of the business to support Richtech’s operation. As of September 30, 2023 and September 30, 2022, the remaining balance of these loans were $113 and $214, respectively.

(iv)	Phil Zheng has served as Richtech’s COO since February 2020. Phil made an interest-free and non-maturity loans to Richtech in May 2023.

NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2023 AND 2022
(Dollars in thousands, unless otherwise stated)

NOTE 7: Commitments and contingencies

Leases

We lease office facilities under noncancelable operating lease agreements. We lease space for its corporate headquarters in Las Vegas, Nevada through August 2027, and a second office space in Austin, Taxes through April 2024. We lease space for our ClouTea store in Las Vegas, Nevada through January 2024. After ClouTea store lease term ends in January 2024, the new lease term will change to month-to-month, and landlord can choose to terminate the lease by sending a notice two month in advance.

The components of leases and lease costs are as follows:

Operating leases	September 30, 2023	September 30, 2022
Operating lease right-of-use assets	$315	$382
Operating lease liabilities, current portion	$161	$108
Operating lease liabilities, non-current portion	154	279
Total operating lease liabilities	$315	$387

Operating leases	Year Ended September 30, 2023	Year Ended September 30, 2022
Operating lease cost	$227	$151

Future minimum lease payments under these leases as of September 30, 2023, are approximately as follows:

Year ending September 30,	Amount
2024	$174
2025	116
2026	50
Total future minimum lease payments	$340

Legal Proceedings

From time to time, in the ordinary course of business, we are subject to litigation and regulatory examinations as well as information gathering requests, inquiries and investigations. As of September 30, 2023, there were no matters which would have a material impact on our financial results.

NOTE 8: Subsequent Events

On November 21, 2023, Richtech consummated its initial public offering of 2,100,000 shares of its Class B common stock at a price of $5.00 per share. The aggregate gross proceeds from the Offering amounted to $10.5 million, prior to deducting underwriting discounts, commissions, and Offering-related expenses. The shares began trading on the Nasdaq Capital Market under the ticker symbol “RR” on November 17, 2023. On December 22, 2023, the underwriters purchased an additional 42,563 shares of Class B common stock at a price of $5.00 per share pursuant to the partial exercise of the underwriters’ over-allotment option., generating additional gross proceeds of $212,815.

EXHIBIT INDEX

Exhibit No.	Description
3.1	Second Amended and Restated Articles of Incorporation (Incorporated by reference to Exhibit 3.1 in the Company’s Current Report on Form 8-K, filed with the SEC on November 22, 2023).
3.2	Amended and Restated Bylaws (Incorporated by reference to Exhibit 3.2 in the Company’s Current Report on Form 8-K, filed with the SEC on November 22, 2023).
3.3	Second Amended and Restated Bylaws*
4.1	Specimen Class B Common Stock Certificate (Incorporated by reference to Exhibit 4.1 in the Company’s Registration Statement on Form S-1/A (File No. 333-273628), filed with the SEC on November 1, 2023).
4.2	Form of Underwriter Warrant (Incorporated by reference to Exhibit 4.1 in the Company’s Current Report on Form 8-K, filed with the SEC on November 22, 2023).
4.3	Description of Registered Securities*
10.1#	Master Services Agreement, dated September 27, 2022 (Restaurant MSA) (Incorporated by reference to Exhibit 10.1 in the Company’s Registration Statement on Form S-1/A (File No. 333-273628), filed with the SEC on November 1, 2023).
10.2#	Master Professional Services Agreement, dated September 26, 2022 (Gaming MSA) (Incorporated by reference to Exhibit 10.2 in the Company’s Registration Statement on Form S-1/A (File No. 333-273628), filed with the SEC on November 1, 2023).
10.3#	Master IT Services and Products Agreement, dated January 12, 2023 (Hotel MSA) (Incorporated by reference to Exhibit 10.3 in the Company’s Registration Statement on Form S-1/A (File No. 333-273628), filed with the SEC on November 1, 2023).
10.4	Form of Invention Assignment Agreement (Incorporated by reference to Exhibit 10.4 in the Company’s Registration Statement on Form S-1/A (File No. 333-273628), filed with the SEC on November 1, 2023).
10.5	Form of Stock Purchase Agreement (Pre-IPO Private Placement) (Incorporated by reference to Exhibit 10.5 in the Company’s Registration Statement on Form S-1/A (File No. 333-273628), filed with the SEC on November 1, 2023).
10.6	2023 Equity Stock Option Plan (Incorporated by reference to Exhibit 10.6 in the Company’s Registration Statement on Form S-1/A (File No. 333-273628), filed with the SEC on November 1, 2023).
10.7	Form of Stock Option Agreement (Incorporated by reference to Exhibit 10.7 in the Company’s Registration Statement on Form S-1/A (File No. 333-273628), filed with the SEC on November 1, 2023).
10.8	Form of Stock Purchase Agreement (Incorporated by reference to Exhibit 10.8 in the Company’s Registration Statement on Form S-1/A (File No. 333-273628), filed with the SEC on November 1, 2023).
10.9	Employment Agreement between the Company and Zhenwu Huang (Incorporated by reference to Exhibit 10.9 in the Company’s Registration Statement on Form S-1/A (File No. 333-273628), filed with the SEC on November 1, 2023).
10.10	Employment Agreement between the Company and Zhenqiang Huang (Incorporated by reference to Exhibit 10.10 in the Company’s Registration Statement on Form S-1/A (File No. 333-273628), filed with the SEC on November 1, 2023).
10.11	Employment Agreement between the Company and Phil Zheng (Incorporated by reference to Exhibit 10.11 in the Company’s Registration Statement on Form S-1/A (File No. 333-273628), filed with the SEC on November 1, 2023).
10.12	Employment Agreement between the Company and Matthew Casella (Incorporated by reference to Exhibit 10.12 in the Company’s Registration Statement on Form S-1/A (File No. 333-273628), filed with the SEC on November 1, 2023).
14	Code of Ethics*
19	Insider Trading Policy*
21	Subsidiaries of the Registrant (Incorporated by reference to Exhibit 21.1 in the Company’s Registration Statement on Form S-1/A (File No. 333-273628), filed with the SEC on November 1, 2023).
23.1	Consent of Bush & Associates CPA LLC.*

31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
101.INS	Inline XBRL Instance Document.*
101.SCH	Inline XBRL Taxonomy Extension Schema Document.*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*
104	Cover Page Interactive Data File (Embedded as Inline XBRL document and contained in Exhibit 101).*

*	Filed herewith.
**	Furnished herewith
#	Certain portions of this exhibit have been omitted because the omitted information is (i) not material and (ii) would likely cause competitive harm to the Company if publicly disclosed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

January 11, 2024	RICHTECH ROBOTICS INC.

	By:	/s/ Zhenwu Huang
Zhenwu Huang
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Zhenwu Huang	Chief Executive Officer and Director	January 11, 2024
Zhenwu Huang	(Principal Executive Officer)

/s/ Zhenqiang Huang	Chief Financial Officer and Director	January 11, 2024
Zhenqiang Huang	(Principal Financial and Accounting Officer)

/s/ Phil Zheng	Chief Operating Officer	January 11, 2024
Phil Zheng

/s/ Matthew Casella	President	January 11, 2024
Matthew Casella

/s/ John Shigley	Director	January 11, 2024
John Shigley

/s/ Stephen Markscheid	Director	January 11, 2024
Stephen Markscheid

/s/ Saul Factor	Director	January 11, 2024
Saul Factor