Form 10-Q
period 2023-12-31
RICHTECH ROBOTICS INC.
filed 2024-02-14
CIK 1963685

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2023

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission File No. 001-41866

RICHTECH ROBOTICS INC.
(Exact name of registrant as specified in its charter)

Nevada	88-2870106
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4175 Cameron St Ste 1 Las Vegas, NV 89103

(Address of principal executive offices) (Zip Code)

(866) 236-3835
(Registrant’s telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Trading Symbol(s):	Name of Each Exchange on Which Registered:
Class B Common Stock, par value $0.00001 per share	RR	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

☐ Large accelerated filer	☐ Accelerated filer
☒ Non-accelerated filer	☒ Smaller reporting company
☒ Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒

As of February 14, 2024, there were 21,288,410 shares of the Company’s Class B common stock issued and outstanding.

RICHTECH ROBOTICS INC.

Quarterly Report on Form 10-Q

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this “Report”) contains “forward-looking statements” (as defined in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that reflect our current expectations and views of future events. The forward-looking statements are contained principally in the section of this Report entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Readers are cautioned that significant known and unknown risks, uncertainties and other important factors (including those over which we may have no control and others listed in this Report and in the “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended September 30, 2023 (“2023 Annual Report”), as filed with the Securities and Exchange Commission (the “SEC”) on January 11, 2024) may cause our actual results, performance or achievements to be materially different from those expressed or implied by the forward-looking statements. You can identify some of these forward-looking statements by words or phrases such as “may,” “will,” “expect,” “anticipate,” “aim,” “estimate,” “intend,” “plan,” “believe,” “is/are likely to,” “potential,” “continue” or other similar expressions. We have based these forward-looking statements largely on our current expectations and projections about future events that we believe may affect our financial condition, results of operations, business strategy and financial needs.

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

These forward-looking statements involve numerous and significant risks and uncertainties. Although we believe that our expectations expressed in these forward-looking statements are reasonable, our expectations may later be found to be incorrect. Our actual results of operations or the results of other matters that we anticipate herein could be materially different from our expectations. Important risks and factors that could cause our actual results to be materially different from our expectations are generally set forth in the “Management’s Discussion and Analysis of Financial Condition and Results of Operation” section contain in this Report and in the “Risk Factors” and other sections of the 2023 Annual Report. You should thoroughly read this Report and the documents that we refer to with the understanding that our actual future results may be materially different from, and worse than, what we expect. We qualify all of our forward-looking statements by these cautionary statements.

The forward-looking statements made in this Report relate only to events or information as of the date of this Report. Except as required by law, we undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, after the date on which the statements are made or to reflect the occurrence of unanticipated events. You should read this Report completely and with the understanding that our actual future results may be materially different from what we expect.

ii

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements

RICHTECH ROBOTICS INC.
UNAUDITED BALANCE SHEETS

(In thousands, except share and per share data)

	December 31,	September 30,
	2023	2023
ASSETS
Current assets:
Cash and cash equivalents	$7,535	$433
Accounts receivable, (net of allowance for doubtful accounts of $165 and $333 as of December 31, 2023 and September 30, 2023, respectively)	3,144	5,576
Amount due from related parties, current	163	134
Inventory	654	822
Prepaid expenses and other current assets	7	17
Total current assets	11,503	6,982
Property and equipment, net	24	28
Deferred tax assets, net	518	518
Operating lease right-of-use-assets	256	315
Other assets, non-current	10	10
Total assets	$12,311	$7,853

LIABILITIES, PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$60	$1,126
Amount due to related parties, current	85	238
Accrued expenses	59	59
Short-term loan	50	845
Tax Payable	454	461
Operating lease liabilities, current	130	161
Total current liabilities	838	2,890
Operating lease liabilities, non-current	126	154
Total liabilities	964	3,044

Commitments and contingencies (Note 7)
Stockholders’ equity:
Class A Common stock, $0.00001 par, 47,400,000 shares authorized as of December 31, 2023 and September 30, 2023, 44,353,846 shares issued and outstanding as of December 31, 2023 and September 30, 2023, respectively.	$—	$—
Class B Common stock, $0.00001 par, 60,600,000 shares authorized as of December 31, 2023 and September 30, 2023, 19,955,563 and 17,813,000 shares issued and outstanding as of December 31, 2023 and September 30, 2023, respectively.	—	—
Additional paid-in capital	13,894	4,608
Retained earnings	(2,547)	201
Total stockholders’ equity	11,347	4,809
Total liabilities, preferred stock and stockholders’ equity	$12,311	$7,853

See accompanying Notes to Financial Statements.

RICHTECH ROBOTICS INC.
UNAUDITED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)

	Three Months Ended December 31,
	2023	2022
Revenue, net	$1,106	$946
Cost of revenue, net	496	446
Gross profit	610	500

Operating expenses:
Research and development	834	855
Sales and marketing	595	79
General and administrative	1,443	767
Total operating expenses	2,872	1,701
Gain/(Loss) from operations	(2,262)	(1,201)
Other income (expense):
Interest expense, net	(486)	(1)
Total other expense	(486)	(1)

Loss before income tax expense	(2,748)	(1,202)
Income tax benefit/(expense)	—	—
Net loss	(2,748)	(1,202)
Net loss attributable to common stockholders	$(2,748)	$(1,202)
Basic and diluted net loss per share of common stock	$(0.04)	$(0.02)
Weighted average shares used to compute basic and diluted net loss per share	64,309,409	62,000,846

See accompanying Notes to Financial Statements.

RICHTECH ROBOTICS INC.
UNAUDITED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands except share data)

	Common stock*					Additional	Retained earnings	Total
	Class A			Class B		paid-in	(Accumulated	Shareholders’
	Shares	Amount		Shares	Amount	capital	deficit)	equity
Balances, September 30, 2022	39,400,000	$		600,000	$-	$2,378	$540	$2,918
Common stock issued for cash	-		-	9,231,000	-	1,400	-	1,400
Common stock issued for services*	6,153,846		-	6,616,000	-	759	-	759
Provision for Future Service issue for common stock	-		-	-	-	(759)	-	(759)
Conversion to Class B Common stock**	(1,200,000)		-	1,200,000	-	-	-	-
Net loss	-		-	-	-	-	(1,202)	(1,202)
Balances, December 31, 2022	44,353,846		$-	17,647,000	$-	$3,778	$(662)	$3,116

	Common stock				Additional	Retained earnings	Total
	Class A		Class B		paid-in	(Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	capital	deficit)	equity
Balances, September 30, 2023	44,353,846	$-	17,813,000	$-	$4,608	$201	$4,809
Initial public offering related expenses	-	-	-	-	(1,426)	-	(1,426)
Common stock Issuance for initial public offering	-	-	2,142,563	-	10,713	-	10,713
Net loss	-	-	-	-	-	(2,748)	(2,748)
Balances, December 31, 2023	44,353,846	$-	19,955,563	$-	$13,894	$(2,547)	$11,347

*	Par value per share and the number of shares has been retrospectively restated for the related period in connection with our 4-for-1 forward stock split and concurrent re-designation of our common stock into Class A and Class B common stock in October 2022.

See accompanying Notes to Financial Statements.

RICHTECH ROBOTICS INC.
UNAUDITED STATEMENTS OF CASH FLOWS
(In thousands)

	Three Months Ended December 31,
	2023	2022
Cash Flows From Operating Activities
Net loss	$(2,748)	$(1,202)
Adjustments to reconcile net loss to net cash used in operating activities:
Accounts receivable	2,432	(284)
Inventory	167	477
Prepaid expenses and other current assets	10	17
Right-of-use asset	59	15
Accounts payable	(1,066)	(127)
Tax payable	(7)	(113)
Accrued expenses	—	(5)
Operating lease liabilities, current	(31)	(108)
Operating lease liabilities, non-current	(28)	93
Net cash used in operating activities	(1,212)	(1,237)

Cash Flows From Investing Activities
Sale of property and equipment	3	3
Cash used for lending to related parties	(28)	—
Net cash used in investing activities	(25)	(21)

Cash Flows From Financing Activities
Proceeds from the issuance of related party debt	—	89
Payment of related party debt	(152)	—
Payment of short-term loans	(795)	—
Proceeds from issuance of ordinary shares	—	1,400
Proceeds from stockholder capital injection	9,286	—
Net cash provided by financing activities	8,339	1,489
Net change in cash and cash equivalents	7,102	231
Cash, cash equivalents and restricted cash at beginning of the period	433	327
Cash, cash equivalents and restricted cash at end of the period	$7,535	$558

See accompanying Notes to Financial Statements.

NOTES TO FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED DECEMBER 31, 2023 AND 2022
(Dollars in thousands, unless otherwise stated)

NOTE 1: Nature of Business

Description of Business

Richtech Robotics Inc. (“we”, “us”, “our”, the “Company”, or “Richtech”), is a Nevada C-Corporation registered in Nevada. Richtech was converted from Richtech Creative Displays, LLC on June 22, 2022, which is the predecessor of Richtech and established on July 19, 2016 in Nevada.

We are a pioneer in service robotic solutions, developing and deploying cutting-edge technology that directly tackles the critical labor shortage plaguing the US service industry. Our diverse suite of solutions, encompassing delivery, commercial cleaning, food & beverage service, and custom development, has been transforming operations in over 80 cities across the United States. From bustling restaurants and hotels to dynamic casinos, senior living facilities, factories, and retail centers, our robots are automating repetitive, time-consuming tasks, allowing businesses to reallocate valuable human capital to higher-level roles. Many of our clients consider our solutions essential for their expansion and growth. We are committed to being a long-term partner, continuously innovating and providing a comprehensive range of solutions that remedy specific challenges and propel our clients’ success.

Risk and Uncertainties

The Company’s performance is inherently tied to global business and economic conditions, including interest rates, inflation, capital markets, and overall economic health. These factors, outside of our direct control, can fluctuate significantly and potentially impact our financial results. Adverse changes in these conditions could have a material adverse effect on our business. In addition, we operate in a highly competitive industry with numerous established players boasting extensive resources and well-developed marketing and sales operations. Our ability to compete effectively and gain market share is not guaranteed, and we may struggle against these larger competitors. Our industry is characterized by rapid changes in technology and market demands. As a result, the Company’s products, services, or expertise may become obsolete or unmarketable. Our continued success hinges on our ability to adapt to these technological changes, anticipate evolving market demands, and continuously improve our current technology under development.

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

NOTES TO FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED DECEMBER 31, 2023 AND 2022
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

Accounts Receivable

Accounts receivables primarily consist of trade receivables presented net of rebates, price protection and an allowance for credit loss. Accounts receivable also include unbilled receivables, which primarily represent work completed on development services recognized as revenue but not yet invoiced to customers and semi-custom products under non-cancellable purchase orders that have no alternative use to the Company at contract inception, for which revenue has been recognized but not yet invoiced to customers. All unbilled accounts receivables are expected to be billed and collected within twelve months.

We manage our exposure to customer credit risk through credit limits, credit lines, ongoing monitoring procedures and credit approvals. Furthermore, we perform in-depth credit evaluations of all new customers and, at intervals, for existing customers. From this, we may require letters of credit, bank or corporate guarantees or advance payments if deemed necessary. We maintain an allowance for credit loss, consisting of known specific troubled accounts as well as an amount based on historical experience and current credit assessments. The amount of allowance for doubtful accounts were $165 as of December 31, 2023 and $333 as of September 30, 2023, respectively. We do not believe the receivable balance from its customers represents a significant credit risk.

Inventories

We employ a standard cost valuation approach for our inventory, with adjustments to align with the lower of cost or estimated net realizable value. This estimate considers future demand and market conditions to ensure accurate representation. In determining excess or obsolescence reserves for its products, we consider assumptions such as changes in business and economic conditions, other-than-temporary decreases in demand for its products, and changes in technology or customer requirements The net realizable value adjustments are informed by recent historical sales activity and selling prices, alongside future price estimations. We fully reserve for inventories and non-cancellable purchase orders for inventory deemed obsolete. We actively manage inventory risk through regular reviews and comparisons of stock levels with anticipated demand. This proactive approach allows for early identification of excess inventory, enabling us to implement corrective actions such as promotional offers. Additionally, we maintain close collaboration with suppliers to ensure inventory acquisition aligns with our actual needs and timing.

NOTES TO FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED DECEMBER 31, 2023 AND 2022
(Dollars in thousands, unless otherwise stated)

NOTE 2: Summary of Significant Accounting Policies (cont.)

Inventory as of December 31, 2023 and September 30, 2023 are as follows:

	December 31, 2023	September 30, 2023
Raw materials	$112	$164
Finished goods	542	658
Total inventories	$654	$822

Property, and Equipment, net

Property and equipment, net, is stated at cost less accumulated depreciation and amortization and is depreciated using the straight-line method over the estimated useful lives of the assets. Estimated useful lives of equipment is two to six years, and leasehold improvements are measured by the shorter of the remaining terms of the leases or the estimated useful economic lives of the improvements.

Property and equipment as of December 31, 2023 and September 30, 2023 are as follows:

	December 31, 2023	September 30, 2023
Furniture, fixtures & equipment	$63	$63
Leasehold improvements	4	4
	67	67
Accumulated depreciation	(43)	(39)
Property and equipment, net	$24	$28

Depreciation expense for the three months ended December 31, 2023 and 2022 was $4 and $11, respectively.

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

NOTES TO FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED DECEMBER 31, 2023 AND 2022
(Dollars in thousands, unless otherwise stated)

NOTE 2: Summary of Significant Accounting Policies (cont.)

Revenue Recognition

Our revenue recognition policy adheres to the principle of recognizing revenue when the promised goods or services are transferred to customers, at an amount reflecting the consideration we expect to receive. This principle aligns with the five-step model outlined in the accounting standard ASC 606 , we perform the following steps: (i) identification of the promised goods or services in the contract; (ii) determination of whether the promised goods or services are performance obligations, including whether they are distinct in the context of the contract; (iii) measurement of the transaction price, including the constraint on variable consideration; (iv) allocation of the transaction price to the performance obligations; and (v) recognition of revenue when (or as) we satisfy each performance obligation. We only apply the five-step model to contracts when it is probable that we will collect the consideration we are entitled to in exchange for the goods or services we transfer to the customer.

Product Revenue

We generate revenue through the direct sale of its branded robotic products to customers. . We consider customer purchase orders, which in some cases are governed by master sales agreements, to be the contracts with our customers. Each contract establishes a single performance obligation: the delivery of our product in accordance with the specified payment and shipping terms. The entire transaction price is allocated to this single performance obligation. Product revenue is recognized upon the customer acquiring control of the product , which aligns with either the shipment or delivery date as stipulated in the contract.

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

Disaggregation of Revenue

The following table sets forth revenue by product for the three months ended December 31, 2023 and 2022:

	Three months ended December 31,
	2023	2022
Robotics
Product revenue	$187	$613
Service revenue	799	232
Leasing revenue	13	91
Total Robotics revenue	999	936
Smart hardware	16	1
Interactive system	30	9
Cloutea*	61	—
Total revenue, net	$1,106	$946

Notes:

*	Cloutea is the revenue generated from our boba tea store open in May 2023, in order to further develop our business model. This is our model store of interactive robot barista by utilizing our ADAM robot.

NOTES TO FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED DECEMBER 31, 2023 AND 2022
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

Recent Accounting Pronouncements

In February 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-02, Leases (“Topic 842”). The guidance in this ASU supersedes the leasing guidance in Topic 840, Leases. Under the new guidance, lessees are required to recognize lease assets and lease liabilities on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the statement of operations. The standard is effective for public business entities for fiscal years beginning after December 15, 2018. As an emerging growth company, we adopted the new standard on January 1, 2022. We had operating leases for which we were required to recognize a right-of-use asset and lease liability.

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

NOTES TO FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED DECEMBER 31, 2023 AND 2022
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

NOTE 3: Earnings per Share

Due to the presence of net losses in all presented periods, potentially dilutive securities are excluded from the computation of diluted net loss per share. In addition, we have no outstanding stock options, warrants, convertible notes, and any other forms of convertible deferred compensation that could dilute basic earnings per share in the future as of December 31, 2023 and 2022.

	Three Months Ended December 31,
	2023	2022
Numerator:
Net loss attributable to common stockholders	$(2,748)	$(1,202)
Denominator:
Weighted average ordinary shares used in computing	64,309,409	62,000,846
Basic and diluted net loss per share (in each dollar)	$(0.04)	$(0.02)

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

The tax expenses recorded for both of the three months ended December 31, 2023 and 2022 differ from the U.S. federal statutory tax rate of 21% due primarily to the tax impact of state income taxes, non-deductible officers’ compensation, and transportation fringe benefits. For the three months ended December 31, 2023 and 2022, we recorded nil income tax benefit/(expense) for both periods, and the effective tax rate is not applicable as there were losses from continuing operations before income tax expense for both years presented.

NOTES TO FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED DECEMBER 31, 2023 AND 2022
(Dollars in thousands, unless otherwise stated)

NOTE 4: Income Taxes (cont.)

We have no material uncertain tax positions as of December 31, 2023 and 2022. It is our policy to recognize interest and penalties related expenses on income tax as a component of income tax expense, in our audited condensed consolidated statements of operations and comprehensive income. As of December 31, 2023 and 2022, we have not accrued any interest or penalties associated with uncertain tax positions.

NOTE 5: Short-term Loan

During 2023, we entered into ten short-term loan agreements with different financial entities for the total principal amount of $1,853. As of December 31, 2023, the short-term loan balance was $50.

NOTE 6: Related parties and related-party transactions

The group had the following related parties:

a.	Companies controlled by the same controlling stockholders; and

b.	Executive officers, stockholders and companies controlled by executive officers.

Balances

We had the following related party balances:

	Relationship	Notes	As of December 31, 2023	As of September 30, 2023
Amounts due from related parties:
Uplus Academy LLC	a	(i)	116	118
Uplus Academy NLV LLC	a	(i)	16	16
Zhenwu Huang	b	(v)	31	—
			163	134

	Relationship	Notes	As of December 31, 2023	As of September 30, 2023
Amounts due to related parties:
Bison Systems LLC	a	(ii)	85	85
Zhenwu Huang	b	(iii)	—	113
Phil Zheng	b	(iv)	—	40
			85	238

Notes:

(i)	Uplus Academy LLC and Uplus Academy NLV LLC were both subsidiaries of Richtech, and were disposed on December 31, 2021. Richtech has been making interest-free and non-maturity loans to both companies since their inceptions. On December 31, 2021, Uplus Academy LLC and Uplus Academy NLV LLC, subsidiaries of Richtech have been disposed to Zhenwu Huang, CEO and controlling stockholder of Richtech, to pay off part of Zhenwu Huang’s earlier loans to Richtech. The transaction price for Uplus Academy LLC and Uplus Academy NLV LLC were $120 and $7, respectively.

(ii)	Bison Systems LLC was 100% owned by Zhenwu Huang, CEO and controlling stockholder of Richtech and Zhenqiang Huang, CFO and major stockholder of Richtech. In 2022 and 2023, Bison Systems LLC made several interest-free and non-maturity loans to Richtech to support its daily operation.

(iii)	Zhenwu Huang, CEO and controlling stockholder of Richtech, made multiple interest-free and non-maturity loans to Richtech since the inception of the business to support Richtech’s operation. As of December 31, 2023, Richtech has paid off the remaining balance to Zhenwu Huang.

(iv)	Phil Zheng has served as Richtech’s COO since February 2020. Phil made an interest-free and non-maturity loans to Richtech in May 2023. As of December 31, 2023, Richtech has paid off the remaining balance to Phil Zheng.

(v)	We made an interest-free and non-maturity loans for the amount of $31 to Zhenwu Huang, CEO and controlling shareholder of Richtech in December 2023.

NOTES TO FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED DECEMBER 31, 2023 AND 2022
(Dollars in thousands, unless otherwise stated)

NOTE 7: Commitments and contingencies

Leases

We lease office facilities under noncancelable operating lease agreements. We lease space for our corporate headquarters in Las Vegas, Nevada through August 2027, and a second office space in Austin, Taxes through April 2024. In addition, our ClouTea store in Las Vegas currently operates under a lease which expires in January 2024. Afterwards, the lease will be month to month, which allows for ongoing adaptability while guaranteeing our market presence. While this arrangement grants the landlord the option to terminate with a two-month notice, it also affords us similar flexibility to adjust as needed. The landlord may choose to terminate the lease by sending a notice two month in advance.

The components of leases and lease costs are as follows:

Operating leases	As of December 31, 2023	As of September 30, 2022
Operating lease right-of-use assets	$256	$315
Operating lease liabilities, current portion	$130	$161
Operating lease liabilities, non-current portion	126	154
Total operating lease liabilities	$256	$315

Operating leases	Three Months Ended December 31, 2023	Three Months Ended December 31, 2022
Operating lease cost	$90	$37

Future minimum lease payments under these leases as of December 31, 2023 are approximately as follows:

Fiscal year	Amount
Reminder of 2024	$114
2025	116
2026	50
Total future minimum lease payments	$280

Legal Proceedings

From time to time, in the ordinary course of business, we are subject to litigation and regulatory examinations as well as information gathering requests, inquiries and investigations. As of December 31, 2023, there were no matters which would have a material impact on our financial results.

NOTE 8: Subsequent Events

On December 11, 2023, we have registered an aggregate of 6,000,000 shares of Class B common stock, par value $0.0001 per share, which are reserved for issuance under the Richtech Robotics Inc. Employee Stock Option Plan (“ESOP”). The ESOP is expected to be granted and effective in March 2024.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our consolidated financial statements and the related notes contained elsewhere in this Report and in our other filings with the Securities and Exchange Commission. The following discussion may contain predictions, estimates, and other forward-looking statements that involve a number of risks and uncertainties, including those discussed under “Risk Factors” in our annual report on form 10-K for the year ended September 30, 2023 and elsewhere in this Report. These risks could cause our actual results to differ materially from any future performance suggested below.

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

Factors and Trends Affecting Our Business and Results of Operations

The following trends and uncertainties either affected our financial performance historically or are likely to impact our results of operations in the future:

●	As our robotic products market potential is seen by others, more competitors enter the market, which will lead to price competition and a decline in profit margins;

●	A recession will lead to a decline in customer demand in our robotic products and services;

●	Some of the products are currently assembled by suppliers in China, which may delay the supply if they are affected by international shipping, epidemic, geopolitical conflicts and other factors;

●	We anticipate that our general and administrative expenses will increase in the future as a result of increased costs associated with being a public company. These increases will likely include increased costs related to the hiring of additional personnel and fees to outside consultants, attorneys, and accountants, and personnel-related stock-based compensation costs, among other expenses, and, in the case of public company-related expenses, services associated with strengthening our internal control over financial reporting, maintaining compliance with Nasdaq listing and SEC reporting requirements, director and officer liability insurance costs, and investor and public relations costs, among other expenses.

●	Inflationary pressures are also a concern as it is difficult to make reliable projections for the cost of components. This means profit margins could be affected, and our pricing would need to re-evaluated on a regular basis.

●	The rising interest rate will lead to a higher borrowing cost. It will increase our cost for any potential future borrowing and financing activities. Higher interest rates reduce consumer spending and business investment, causing the economy to contract, which will impact our business and will reduce our customers’ purchasing power.

●	We may adopt a new compensation plan that will introduce adjustments to executive compensation packages and a new vesting schedule. The potential impact of a new compensation plan may include increased costs associated with higher executive salaries and performance-based incentives. Additionally, a new vesting schedule may impact employee retention and talent acquisition strategies. The ultimate impact of the plan will be decided by the terms of the final plan, which are subject to approval by the Compensation Committee.

Results of Operations

Comparison of the three months ended December 31, 2023 and 2022

The following table summarizes our results of operations (in thousands) for the three months ended December 31, 2023 and 2022, together with the dollar change in those items from period to period:

	Three months ended December 31,
	2023	2022	Change
Revenue, net	$1,106	$946	$160
Cost of revenue, net	496	446	50
Gross profit	610	500	110

Operating expenses:
Research and development	834	855	(21)
Sales and marketing	595	79	516
General and administrative	1,443	767	676
Total operating expenses	2,872	1,701	1,171
Loss from operations	(2,262)	(1,201)	(1,061)
Other income (expense):
Interest expense, net	(486)	(1)	(485)
Total other expense	(486)	(1)	(485)
Loss before income tax expense	(2,748)	(1,202)	(1,546)
Income tax benefit/(expense)	—	—	—
Net loss	$(2,748)	$(1,202)	$(1,546)

Revenue

The total revenue for the three months ended December 31, 2023, and 2022, was approximately $1,106 thousand and $946 thousand, respectively. The approximate $160 thousand, or 20%, increase in revenue in the three months ended December 31, 2023 was a combined result of our continuous expansion of customer base and changing of our sales mode. Our revenue (in thousands) by product for the three months ended December 31 is shown below:

	Three months ended December 31,
	2023	2022	Change
Robotics
Product revenue	$187	$613	$(426)
Service revenue	799	232	567
Leasing revenue	13	91	(78)
Total Robotics revenue	999	936	63
Smart hardware	16	1	15
Interactive system	30	9	21
Cloutea*	61	—	61
Total	$1,106	$946	$160

Notes:

*	Cloutea is the revenue generated from our boba tea store opened in May 2023, in order to further develop our business model. This is our model store of interactive robot barista by utilizing our ADAM robot.

For the three months ended December 31, 2023 and 2022, our overall robotics revenue was approximately $999 thousand and $936 thousand, respectively. The increase of approximately $63 thousand, or 7%, was brought on primarily by our increased service revenue of approximately $567 thousand, or 244%, partially offset by the decrease in product revenue of approximately $426 thousand, or 69%. We were upgrading our product line during the first quarter of 2024. We have taken the initiative to reduce the proportion of robotic product sales and leasing robotics, and have been focusing instead on robot services such as event activities and customized development. However, after the upgrading of the product line, it is expected that both product and leasing revenue will return to growth.

Cost of Revenue, Net

Cost of revenue, net, was approximately $496 thousand and approximately $446 thousand for the three months ended December 31, 2023 and 2022, respectively. The approximately $50 thousand increase, or 11%,   was due primarily to the increase of our robotics service revenue in 2023. Robotic service revenue has a higher margin comparing to other revenue streams.

Gross Profit

Gross profit as a percentage of total revenue was approximately 61% for the three months ended December 31, 2023 compared to approximately 53% for the three months ended December 31, 2022. The increase in the gross profit percentage in 2023 was driven primarily by the occurrence and recognition of our robotic service revenue, which has a higher margin.

Research and Development Expenses

Research and development expenses were approximately $834 thousand and approximately $855 thousand for the three months ended December 31, 2023 and 2022, respectively. Our expenditure in developing new products has been consistent for both periods. We anticipate that our R&D expenses will increase by approximately 20-30% in 2024 and 2025

Sales and Marketing Expenses

Sales and marketing expenses were approximately $595 thousand and approximately $79 thousand for the three months ended December 31, 2023 and 2022, respectively. The increase of approximately $516, or 653%, in marketing costs was primarily due to our increased expenditure in large screen advertisement and social media marketing for our products in November and December 2023.

General and Administrative Expenses

General and administrative expenses were approximately $1,443 thousand and approximately $767 thousand for the three months ended December 31, 2023 and 2022, respectively. The approximately $676 thousand increase, or 88%, was due primarily to an increase in professional service fees and related expenses to maintain a public company status.

Other Income (Expense)

Total other expense was approximately $486 thousand and approximately $1 thousand for the three months ended December 31, 2023 and 2022, respectively. The approximately $485 thousand, or 48,500%, net increase in total other expense was primarily due to the interest expense occurred incurred within the three months ended December 31, 2023. During 2023, we entered into ten short-term loan agreements with different financial entities for the total principal amount of approximately $1,853 thousand. As of December 31, 2023, the short-term loan balance was approximately $50 thousand.

Income Tax Benefit/(Expense)

Income tax benefit/(expense) were nil for both three months ended December 31, 2023, and 2022.

Liquidity and Capital Resources

We believe that our existing cash as of the date of this Report will fund our current operating plans through at least the next twelve months from the date of this Report. Although we have operating cash outflows of $1,212 thousand for the three months ended December 31, 2023 and $1,237 thousand for the three months ended December 31, 2022, our working capital is in net asset position with $10,665 thousand as of December 31, 2023 and 4,092 thousand as of December 31, 2022. In addition, if needed, we expect to finance our future cash needs within the next twelve months from the date of this Report through founder investment, public or private equity or debt financings, third-party (including government) funding and marketing and distribution arrangements, as well as other collaborations, strategic alliances and licensing arrangements, or any combination of these approaches. If we raise additional funds through further issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences, and privileges superior to those of holders of our common stock, including shares of common stock sold in this offering.

Comparison of the three months ended December 31, 2023 and 2022

The following table summarizes our cash flow information (in thousands) for the three months ended December 31, 2023 and 2022, together with the dollar change in those items from period to period:

	Three months ended December 31,
	2023	2022	Change
Net cash provided by (used in):
Operating activities	$(1,212)	$(1,237)	25
Investing activities	(25)	(21)	(4)
Financing activities	8,339	1,489	6,850

Net change in cash and cash equivalents	$7,102	$231	6,871

Operating Activities

Net cash used in operating activities for the three months ended December 31, 2023 was approximately $1,212 thousand, primarily due to a net loss of approximately $2,748 thousand and an increase of approximately $1,536 thousand in net operating assets and liabilities. The cash flow impact from changes in net operating assets and liabilities was primarily driven by decreases in accounts receivable of approximately $2,432 thousand and inventory of approximately $167 thousand, partially offset by decreases in accounts payable of approximately $1,066 thousand.

Net cash used in operating activities for the three months ended December 31, 2022 was approximately $1,237 thousand, primarily due to a net loss of approximately $1,202 thousand and a decrease of approximately $35 thousand in net operating assets and liabilities. The cash flow impact from changes in net operating assets and liabilities was primarily driven by increases in accounts receivable of approximately $284 thousand, and a decrease in accounts payable of approximately $127 thousand, tax payable of approximately $113 thousand, and current operating lease liabilities of approximately $108 thousand, partially offset by decrease in inventory of approximately $477 thousand, and increases in non-current operating lease liabilities of approximately $93 thousand.

Investing Activities

Net cash used for investing activities was approximately $25 thousand and approximately $21 thousand for investing activities for the three months ended December 31, 2023 and 2022, respectively. These amounts consisted of sale of property and equipment and/or cash used for lending to related parties for both periods.

Financing Activities

Net cash provided by financing activities totaled approximately $8,339 thousand for the three months ended December 31, 2023. We raised approximately $9,286 thousand from issuance of ordinary shares, offset by approximately $152 thousand payment of related party debt and approximately $795 thousand payment of short-term loans.

Net cash provided by financing activities totaled approximately $1,489 thousand for the three months ended December 31, 2022. We raised approximately $1,400 thousand from issuance of ordinary shares, and received proceeds of approximately $89 thousand from related party debt.

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

Recent Accounting Pronouncements Not Yet Adopted

See Note 2 to our unaudited financial statements included elsewhere in this Form 10-Q for more information.

Critical Accounting Policies and Estimates

The preparation of the financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. Management bases its estimates on historical experience, market and other conditions, and various other assumptions it believes to be reasonable. See Note 2 to our audited financial statements included elsewhere in this Form 10-Q for more information.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not required for smaller reporting companies.

Item 4. Controls and Procedures.

(a) Evaluation of disclosure controls and procedures

In connection with the preparation of this Report, our management conducted an assessment of the effectiveness of our internal controls over financial reporting as of the end of the period covered by this report (under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”)). Based on that assessment, our CEO and CFO have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act) were not effective due to a material weakness in internal control over financial reporting, as described below. Management’s assessment of the effectiveness of our disclosure controls and procedures is expressed at a level of reasonable assurance because management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives.

Management’s Report on Internal Controls over Financial Reporting

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

Under the supervision and participation of our management, including our CEO, we evaluated the effectiveness of our internal control over financial reporting based on the framework set forth in Internal Control - Integrated Framework issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission. As part of our assessment of the effectiveness of our internal control over financial reporting as of December 31, 2023, management identified the following material weakness: the Company did not adequately design and maintain effective general information technology controls over third-party information systems and applications that are relevant to the preparation of the Company’s financial statements:

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

This material weakness did not result in any identified material misstatements to the financial statements, and there were no changes to previously released financial results. Based on this material weakness, management concluded that as of December 31, 2023, internal control over financial reporting was not effective.

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

Changes in Internal Control over Financial Reporting

As of December 31, 2023, as a privately owned company, we were not subject to the Sarbanes-Oxley Act of 2002, the rules and regulations of the SEC, or other corporate governance requirements applicable to public reporting companies with respect to the establishment of internal controls over financial reporting. As described within the remedial measures above, during the year ended December 31, 2023, we developed and commenced the implementation of internal controls over financial reporting, and we are continuing to develop and implement internal controls over financial reporting.

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

(b) Changes in Internal Control over Financial Reporting

There has not been any change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during our fiscal quarter ended December 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

To the knowledge of our management team, there is no litigation currently pending or contemplated against us, any of our officers or directors in their capacity as such or against any of our property.

Item 1A. Risk Factors.

As a smaller reporting company under Rule 12b-2 of the Exchange Act, we are not required to include risk factors in this Report. However, as of the date of this Report, there have been no material changes with respect to those risk factors previously disclosed in our (i) registration statement for our initial public offering and (ii) 2023 Annual Report. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risks could arise that may also affect our business or ability to consummate an initial business combination. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

**	Furnished.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RICHTECH ROBOTICS INC.

Date: February 14, 2024	By:	/s/ Zhenwu Huang
	Name:	Zhenwu Huang
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: February 14, 2024	By:	/s/ Zhenqiang Huang
	Name:	Zhenqiang Huang
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)