Form 10-K/A
period 2023-09-30
RICHTECH ROBOTICS INC.
filed 2024-03-27
CIK 1963685

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

Explanatory Note

Richtech Robotics Inc. (the “Company”, “we”, “our”, or “us”) is filing this Amendment No. 1 to its Annual Report on Form 10-K/A (the “Amendment”) to amend its Annual Report on Form 10-K for the fiscal year ended September 30, 2023 (the “2023 Form 10-K”), as filed with the Securities and Exchange Commission on January 11, 2024, to correct a typographical error in the date of Report of Independent Registered Public Accounting Firm.

Except as described above, no other information included in the 2023 Form 10-K is being amended or updated by this Amendment and, other than as described herein, this Amendment does not purport to reflect any information or events subsequent to the 2023 Form 10-K. This Amendment continues to describe the conditions as of the date of the 2023 Form 10-K and, except as expressly contained herein, we have not updated, modified or supplemented the disclosures contained in the 2023 Form 10-K.

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
January 4, 2024

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
3.3

Second Amended and Restated Bylaws (Incorporated by reference to Exhibit 3.3 in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2023 filed with the SEC on January 11, 2024).

4.1	Specimen Class B Common Stock Certificate (Incorporated by reference to Exhibit 4.1 in the Company’s Registration Statement on Form S-1/A (File No. 333-273628), filed with the SEC on November 1, 2023).
4.2	Form of Underwriter Warrant (Incorporated by reference to Exhibit 4.1 in the Company’s Current Report on Form 8-K, filed with the SEC on November 22, 2023).
4.3	Description of Registered Securities (Incorporated by reference to Exhibit 4.3 in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2023 filed with the SEC on January 11, 2024).
10.1#	Master Services Agreement, dated September 27, 2022 (Restaurant MSA) (Incorporated by reference to Exhibit 10.1 in the Company’s Registration Statement on Form S-1/A (File No. 333-273628), filed with the SEC on November 1, 2023).
10.2#	Master Professional Services Agreement, dated September 26, 2022 (Gaming MSA) (Incorporated by reference to Exhibit 10.2 in the Company’s Registration Statement on Form S-1/A (File No. 333-273628), filed with the SEC on November 1, 2023).
10.3#	Master IT Services and Products Agreement, dated January 12, 2023 (Hotel MSA) (Incorporated by reference to Exhibit 10.3 in the Company’s Registration Statement on Form S-1/A (File No. 333-273628), filed with the SEC on November 1, 2023).
10.4	Form of Invention Assignment Agreement (Incorporated by reference to Exhibit 10.4 in the Company’s Registration Statement on Form S-1/A (File No. 333-273628), filed with the SEC on November 1, 2023).
10.5	Form of Stock Purchase Agreement (Pre-IPO Private Placement) (Incorporated by reference to Exhibit 10.5 in the Company’s Registration Statement on Form S-1/A (File No. 333-273628), filed with the SEC on November 1, 2023).
10.6	2023 Equity Stock Option Plan (Incorporated by reference to Exhibit 10.6 in the Company’s Registration Statement on Form S-1/A (File No. 333-273628), filed with the SEC on November 1, 2023).
10.7	Form of Stock Option Agreement (Incorporated by reference to Exhibit 10.7 in the Company’s Registration Statement on Form S-1/A (File No. 333-273628), filed with the SEC on November 1, 2023).
10.8	Form of Stock Purchase Agreement (Incorporated by reference to Exhibit 10.8 in the Company’s Registration Statement on Form S-1/A (File No. 333-273628), filed with the SEC on November 1, 2023).
10.9	Employment Agreement between the Company and Zhenwu Huang (Incorporated by reference to Exhibit 10.9 in the Company’s Registration Statement on Form S-1/A (File No. 333-273628), filed with the SEC on November 1, 2023).
10.10	Employment Agreement between the Company and Zhenqiang Huang (Incorporated by reference to Exhibit 10.10 in the Company’s Registration Statement on Form S-1/A (File No. 333-273628), filed with the SEC on November 1, 2023).
10.11	Employment Agreement between the Company and Phil Zheng (Incorporated by reference to Exhibit 10.11 in the Company’s Registration Statement on Form S-1/A (File No. 333-273628), filed with the SEC on November 1, 2023).
10.12	Employment Agreement between the Company and Matthew Casella (Incorporated by reference to Exhibit 10.12 in the Company’s Registration Statement on Form S-1/A (File No. 333-273628), filed with the SEC on November 1, 2023).
14	Code of Ethics (Incorporated by reference to Exhibit 14 in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2023 filed with the SEC on January 11, 2024).
19	Insider Trading Policy (Incorporated by reference to Exhibit 19 in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2023 filed with the SEC on January 11, 2024).
21	Subsidiaries of the Registrant (Incorporated by reference to Exhibit 21.1 in the Company’s Registration Statement on Form S-1/A (File No. 333-273628), filed with the SEC on November 1, 2023).
23.1	Consent of Bush & Associates CPA LLC.*

31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
101.INS	Inline XBRL Instance Document.*
101.SCH	Inline XBRL Taxonomy Extension Schema Document.*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*
104	Cover Page Interactive Data File (Embedded as Inline XBRL document and contained in Exhibit 101).*

*	Filed herewith.
**	Furnished herewith
#	Certain portions of this exhibit have been omitted because the omitted information is (i) not material and (ii) would likely cause competitive harm to the Company if publicly disclosed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 26, 2024	RICHTECH ROBOTICS INC.

	By:	/s/ Zhenwu Huang
Zhenwu Huang
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Zhenwu Huang	Chief Executive Officer and Director	March 26, 2024
Zhenwu Huang	(Principal Executive Officer)

/s/ Zhenqiang Huang	Chief Financial Officer and Director	March 26, 2024
Zhenqiang Huang	(Principal Financial and Accounting Officer)

/s/ Phil Zheng	Chief Operating Officer	March 26, 2024
Phil Zheng

/s/ Matthew Casella	President	March 26, 2024
Matthew Casella

/s/ John Shigley	Director	March 26, 2024
John Shigley

/s/ Stephen Markscheid	Director	March 26, 2024
Stephen Markscheid

/s/ Saul Factor	Director	March 26, 2024
Saul Factor