Form 10-Q
period 2024-03-31
RICHTECH ROBOTICS INC.
filed 2024-05-15
CIK 1963685

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

As of May 13, 2024, there were 44,353,846 shares of the Company’s Class A common stock and 24,330,703 shares of the Company’s Class B common stock issued and outstanding.

RICHTECH ROBOTICS INC.

Quarterly Report on Form 10-Q

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this “Report”) contains “forward-looking statements” (as defined in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that reflect our current expectations and views of future events. The forward-looking statements are contained principally in the section of this Report entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Readers are cautioned that significant known and unknown risks, uncertainties and other important factors (including those over which we may have no control and others listed in this Report and in the “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended September 30, 2023 (“2023 Annual Report”), as filed with the Securities and Exchange Commission (the “SEC”) on January 11, 2024 and amended on March 27, 2024 may cause our actual results, performance or achievements to be materially different from those expressed or implied by the forward-looking statements. You can identify some of these forward-looking statements by words or phrases such as “may,” “will,” “expect,” “anticipate,” “aim,” “estimate,” “intend,” “plan,” “believe,” “is/are likely to,” “potential,” “continue” or other similar expressions. We have based these forward-looking statements on our current expectations and projections about future events that we believe may affect our financial condition, results of operations, business strategy and financial needs.

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

These forward-looking statements involve numerous and significant risks and uncertainties. Although we believe that our expectations expressed in these forward-looking statements are reasonable, our expectations may later be found to be incorrect. Our actual results of operations or the results of other matters that we anticipate herein could be materially different from our expectations. Important risks and factors that could cause our actual results to be materially different from our expectations are generally set forth in the “Management’s Discussion and Analysis of Financial Condition and Results of Operation” section contain in this Report and in the “Risk Factors” and other sections of the 2023 Annual Report. You should thoroughly read this Report and the documents that we refer to with the understanding that our actual future results may be materially different from, and worse than, what we expect. We qualify all our forward-looking statements by these cautionary statements.

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

ii

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements

RICHTECH ROBOTICS INC.
UNAUDITED BALANCE SHEETS

(In thousands, except share and per share data)

	March 31,	September 30,
	2024	2023

ASSETS
Current assets:
Cash and cash equivalent	$8,195	$433
Accounts receivable, (net of allowance for doubtful accounts)	3,752	5,576
Amount due from related parties, current	171	134
Inventory	292	822
Prepaid expenses and other current assets	1	17
Total current assets	12,411	6,982
Property and equipment, net	24	28
Deferred tax assets, net	518	518
Operating lease right-of-use-assets	258	315
Other assets, non-current	10	10
Total assets	$13,221	$7,853

LIABILITIES, PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$157	$1,126
Amount due to related parties, current	90	238
Accrued expenses	2	59
Short-term loan	2,053	845
Tax payables	442	461
Operating lease liabilities, current	167	161
Total current liabilities	2,911	2,890
Operating lease liabilities, non-current	91	154
Total liabilities	3,002	3,044

Commitments and contigencies
Stockholders’ equity:
Class A Common stock, $0.00001 par, 47,400,000 shares authorized as of March 31, 2024 and September 30, 2023, 44,353,846 shares issued and outstanding as of March 31, 2024 and September 30, 2023, respectively	$-	$-
Class B Common stock, $0.00001 par, 60,600,000 shares authorized as of March 31, 2024 and September 30, 2023, 22,283,410 and 17,813,000 shares issued and outstanding as of March 31, 2024 and September 30, 2023,respectively.	-	-
Additional Paid-in Capital	13,886	4,608
Net income from continuing operations	(3,868)	(339)
Retained earnings opening	201	540
Retained earnings	(3,667)	201
Total stockholders’ equity	10,219	4,809
Total liabilities, preferred stock and stockholder’s equity	$13,221	$7,853

See accompanying Notes to Financial Statements.

RICHTECH ROBOTICS INC.
UNAUDITED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)

	Six months ended March 31,		Three months ended March 31,
	2024	2023	2024	2023

Revenue, net	$2,272	2,054	$1,165	1,109
Cost of revenue, net	982	908	485	462
Gross profit	1,290	1,146	680	647

OPERATING EXPENSES
Research and development	1,247	1,272	413	417
Sales and marketing	787	166	192	88
General and administrative	2,464	1,586	1,020	820
Total operating expenses	4,498	3,024	1,625	1,325
Loss from operations	(3,208)	(1,878)	(945)	(678)
Other income (expense):
Interest expenses,net	(660)	(1)	(174)	-
Total other expenss	(660)	(1)	(174)	-

Loss before income tax expense	(3,868)	(1,879)	(1,119)	(678)
Income tax benefit/(expense)	-	-	-	-
Net loss	(3,868)	(1,879)	(1,119)	(678)
Net loss attributable to common stockholders	$(3,868)	(1,879)	$(1,119)	(678)
Basic and diluted net loss per share of common stock	$(0.06)	(0.03)	$(0.02)	(0.01)
Weighted average shares used to compute basic and diluted net loss per share	66,637,256	62,000,846	66,637,256	62,000,846

See accompanying Notes to Financial Statements.

RICHTECH ROBOTICS INC.
UNAUDITED STATEMENTS OF STOCKHOLDERS’ EQUITY

 For the six months ended March 31, 2024 and 2023
(In thousands except share data)

	Common stock*				Additional	Retained earnings	Total
	Class A		Class B		paid-in	(Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	capital	deficit)	equity
Balances, September 30, 2023	44,353,846	$-	17,813,000	$-	$4,608	$201	$4,809
Initial public offering related expenses	-	-	-	-	(1,435)	-	(1,435)
Common stock Issurance for initial public offering			2,142,563		10,713		10,713
Issurance of new shares	-	-	2,327,847	-	-	-	-
Provision for Future Serivce issue for common stock	-	-	-	-	-	-	-
Conversion to Class B Common stock**	-	-	-	-	-	-	-
Net loss	-	-	-	-	-	(3,868)	(3,868)
Balances, March 31, 2024	44,353,846	$-	22,283,410	$-	$13,886	$(3,667)	$10,219

	Common stock*				Additional	Retained earnings	Total
	Class A		Class B		paid-in	(Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	capital	deficit)	equity
Balances, September 30, 2022	39,400,000	$-	600,000	$-	$2,378	$540	$2,918
Common stock issued for cash	-	-	9,231,000	-	1,400	-	1,400
Common stock issued for services	6,153,846	-	6,616,000	-	759	-	759
Provision of common stock issued for future serivces	-	-	-	-	(759)	-	(759)
Conversion from class A to Class B common stock	(1,200,000)	-	1,200,000	-	-	-	-
Net loss	-	-	-	-	-	(1,880)	(1,880)
Balances, March 31, 2023	44,353,846	$-	17,647,000	$-	$3,778	$(1,340)	$2,438

See accompanying Notes to Financial Statements

RICHTECH ROBOTICS INC.
UNAUDITED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the three months ended March 31, 2024 and 2023
(In thousands except share data)

	Common stock*				Additional	Retained earnings	Total
	Class A		Class B		paid-in	(Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	capital	deficit)	equity
Balances, December 31, 2023	44,353,846	$-	19,955,563	$-	$13,894	$(2,547)	$11,347
IPO related expenses	-	-	-	-	(9)		(9)
Issurance of new shares	-	-	2,327,847	-	-	-	-
Net loss	-		-	-	-	(1,119)	(1,119)
Balances, March 31, 2024	44,353,846	$-	22,283,410	$-	$13,886	$(3,667)	$10,219

	Common stock*				Additional	Retained earnings	Total
	Class A		Class B		paid-in	(Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	capital	deficit)	equity
Balances, December 31, 2022	44,353,846	$-	17,647,000	$-	$3,778	$(662)	$3,116
IPO related expenses	-	-	-	-	-	-	-
Issurance of new shares	-	-	-	-	-	-	-
Net loss	-	-	-	-	-	(678)	(678)
Balances, March 31, 2023	44,353,846	$-	17,647,000	$-	$3,778	$(1,340)	$2,438

See accompanying Notes to Financial Statements.

RICHTECH ROBOTICS INC.
UNAUDITED STATEMENTS OF CASH FLOWS

For the six months ended March 31, 2024 and 2023
(In thousands)

	2024	2023
Cash flows from operating Activities:
Net loss	$(3,868)	$(1,879)
Adjustments to reconcile net income to net cash provided by operating activities:
Accounts receivable	1,823	(201)
Inventory	530	584
Prepaid expenses and other current assets	17	41
Right-of-use asset	57	(70)
Accounts payable	(969)	(111)
Tax payable	(18)	(91)
Accrued expenses	(58)	(5)
Operating lease liabilities, current	6	127
Operating lease liabilities,non- current	(63)	(62)
Net cash provided by operating activities	(2,543)	(1,667)
Cash flows from investing activities:
Sale of property and equipment	3	6
Cash used for lending to related parties	(37)	(24)
Net cash used in investing activities	(34)	(18)
Cash flows from financing activities:
Payment of short tearm loans	(939)	-
Loans received from third parties	2,000	459
Payment of related party debt	-	(140)
Proceeds received from related party debt	-	89
Proceeds from issuance of ordinary shares	-	1,400
Proceeds from stockholder capital injection	9,278	-
Net Cash used in financing activities	10,339	1,808
Net change in cash and cash equivalents	7,762	123
Cash, cash equivalents and restricted cash at beginning of the period	433	327
Cash, cash equivalents and restricted cash at end of the period	$8,195	$450

See accompanying Notes to Financial Statements.

NOTES TO FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED MARCH 31, 2024 AND 2023
(Dollars in thousands, unless otherwise stated)

NOTE 1: Nature of Business

Description of Business

Richtech Robotics Inc. (“we”, “us”, “our”, the “Company”, or “Richtech”), is a Nevada C-Corporation registered in Nevada. Richtech was converted from Richtech Creative Displays, LLC on June 22, 2022, the predecessor of Richtech established on July 19, 2016 in Nevada.

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

We will remain an emerging growth company until the earliest of (1) the last day of the first fiscal year (A) following the fifth anniversary of the completion of our offering on November 20, 2028, (B) in which our total annual gross revenue is at least $1.235 billion or (C) when we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeds $700.0 million as of our most recently completed second fiscal quarter or (2) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period.

NOTES TO FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED MARCH 31, 2024 AND 2023
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

Accounts Receivable

Accounts receivable primarily consist of trade receivables presented in net of rebates, price protection and an allowance for credit loss. Accounts receivable also include unbilled receivables, which primarily represent work completed on development services recognized as revenue but not yet invoiced to customers and semi-custom products under non-cancellable purchase orders that have no alternative use to the Company at contract inception, for which revenue has been recognized but not yet invoiced to customers. All unbilled accounts receivable is expected to be billed and collected within twelve months.

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

NOTES TO FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED MARCH 31, 2024 AND 2023
(Dollars in thousands, unless otherwise stated)

NOTE 2: Summary of Significant Accounting Policies (cont.)

Inventory as of March 31, 2024 and September 30, 2023 are as follows:

	March 31, 2024	September 30, 2023
Raw materials	$58	$164
Finished goods	234	658
Total inventories	$292	$822

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

Property and equipment as of March 31, 2024 and September 30, 2023 are as follows:

	March 31, 2024	September 30, 2023
Furniture, fixtures & equipment	$65	$63
Leasehold improvements	4	4
	69	67
Accumulated depreciation	(45)	(39)
Property and equipment, net	$24	$28

Depreciation expense for the six months ended March 31, 2024 and 2023 was $6 and $6, respectively

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

In accounting for the conversion of member units into common stock, we followed the relevant accounting guidance provided by the Financial Accounting Standards Board (“FASB”) in accordance with GAAP. According to ASC 805-50-15-6, an entity charters a newly formed entity and then transfers some or all its net assets to that newly chartered entity is an example of common-control transactions. ASC 805-50-15-6 provides guidance on common control transactions, stating that such transactions involve transfers between entities under common control, where the control is not transitory. In the case of the conversion of member units into common stock, the entities involved are under common control by the same parent entity. This relationship satisfies the criteria for a common control transaction, as control is not transitory, and the parent entity exercises noteworthy influence over the entities involved. Financial statements reflect the members’ equity and that the reclassification of members’ equity during fiscal 2022 to paid-in-capital is properly accounted for, in accordance with ASC 805-50-45-4 and SAB Topic 4.B by analogy.

NOTES TO FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED MARCH 31, 2024 AND 2023
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

Product Revenue

We generate revenue through the direct sale of our branded robotic products to customers. We consider customer purchase orders, which in some cases are governed by master sales agreements, to be the contracts with our customers. Each contract establishes a single performance obligation: the delivery of our product in accordance with the specified payment and shipping terms. The entire transaction price is allocated to this single performance obligation. Product revenue is recognized upon the customer acquiring control of the product, which aligns with either the shipment or delivery date as stipulated in the contract.

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

We account for shipping and handling activities related to contracts with customers as costs to fulfill the promise to transfer the associated products. We record the related costs within the cost of goods sold.

Disaggregation of Revenue

The following table sets forth revenue by product for the six months ended March 31, 2024 and 2023:

	Six months ended March 31,
	2024	2023
Robotics
Product revenue	$670	$1,623
Service revenue	899	257
Leasing revenue	489	121
Total Robotics revenue	2,058	2,001
Smart hardware	16	1
Interactive system	40	52
Cloutea*	158	—
Total revenue, net	$2,272	$2,054

Notes:

*	Cloutea is the revenue generated from our boba tea store opened in May 2023, to further develop our business model. This is our model store of interactive robot barista by utilizing our ADAM robot.

NOTES TO FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED MARCH 31, 2024 AND 2023
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

Tax positions are recognized if it is more likely than not, based on the technical merits, the tax position will be realized or sustained upon examination. The term “more likely than not” means a likelihood of more than 50 percent; the terms examined and upon examination also include resolution of the related appeals or litigation processes, if any. A tax position that meets the more-likely-than-not recognition threshold is initially and subsequently measured as the largest amount of tax benefit that has a greater than 50 percent likelihood of being realized upon settlement with a taxing authority that has full knowledge of all relevant information. The determination of whether a tax position has met the more-likely-than-not recognition threshold considers the facts, circumstances and information available at the reporting date and is subject to management’s judgment.

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

NOTES TO FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED MARCH 31, 2024 AND 2023
(Dollars in thousands, unless otherwise stated)

NOTE 3: Earnings per Share

In the Form 10-Q for the quarter ended December 31, 2023, we excluded potentially dilutive securities from the computation of diluted net loss per share due to the presence of net losses. However, during the quarter ended March 31, 2024, Share grants under the Equity Incentive Plan (“ESOP”) began vesting in February 2024.

	Six Months Ended March 31,
	2024	2023
Numerator:
Net loss attributable to common stockholders	$(3,868)	$(1,879)
Denominator:
Weighted average shares of common stock used in computing	66,637,256	62,000,846
Basic and diluted net loss per share (in each dollar)	$(0.06)	$(0.03)

NOTE 4: Income Taxes

We are subject to taxation in the United States and various state jurisdictions in which we conduct our business. Our tax provision for interim periods is determined using an estimate of our annual effective tax rate, adjusted for discrete items arising in that quarter. On a quarterly basis, we update our estimate of the annual effective tax rate, and if the estimated annual tax rate changes, we make a cumulative adjustment in that quarter.

The tax expenses recorded for both six months ended March 31, 2024 and 2023 differ from the U.S. federal statutory tax rate of 21% due primarily to the tax impact of state income taxes, non-deductible officers’ compensation, and transportation fringe benefits. For the six months ended March 31, 2024 and 2023, we recorded zero income tax benefit/(expense) for both periods, and the effective tax rate is not applicable as there were losses from continuing operations before income tax expense for both years presented.

We have no material uncertain tax positions as of March 31, 2024, and 2023. It is our policy to recognize interest, penalties and related expenses on income tax as a component of income tax expense, in our audited condensed consolidated statements of operations and comprehensive income. As of March 31, 2024, and 2023, we have not accrued any interest or penalties associated with uncertain tax positions.

NOTE 5: Short-term Loan

Standby Equity Purchase Agreement

On February 15, 2024, we entered into a Standby Equity Purchase Agreement (the “Purchase Agreement”) with YA II PN, Ltd. (the “Investor”), pursuant to which the Investor has agreed to purchase up to $50 million of the Company’s shares of Class B common stock over the course of 24 months after the date of the Purchase Agreement. The price of shares to be issued under the Purchase Agreement will be 96% of the lowest volume weighted average price (the “VWAP”) of the Company’s Class B common stock for the three trading days immediately following the delivery of each Advance notice by the Company (the “Pricing Period”). Each issuance and sale by the Company to the Investor under the Purchase Agreement (an “Advance”) is subject to a maximum amount equal to 100% of the daily trading volume of the Company’s Class B common stock, as reported by Bloomberg L.P., during the five trading days immediately preceding an Advance notice.

NOTES TO FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED MARCH 31, 2024 AND 2023
(Dollars in thousands, unless otherwise stated)

NOTE 5: Short-term Loan (cont.)

With respect to each Advance, the Company has the option to notify the Investor of a minimum acceptable price (“MAP”) by specifying the amount within an Advance notice. During any trading day within a Pricing Period, two conditions will trigger an automatic reduction to the amount of the Advance by one-third: either (i) the VWAP of the Class B common stock is below the MAP specified in the Advance notice, or (ii) there is no VWAP available (each such day, an “Excluded Day”). On each Excluded Day, an automatic one-third reduction is applied to the specified Advance amount in the Advance notice and that day will be excluded from the Pricing Period.

Each Advance is subject to certain limitations, including that the Investor cannot purchase any shares that would result in it beneficially owning more than 4.99% of the Company’s outstanding voting power of number of shares of Class B common stock at the time of an Advance or acquiring more than 19.99% of the Company’s outstanding shares of Class B common stock as of the date of the Purchase Agreement (the “Exchange Cap”). The Exchange Cap will not apply under certain circumstances, including, where the Company has obtained stockholder approval to issue in excess of the Exchange Cap in accordance with the rules of The Nasdaq Stock Market (“Nasdaq”) or such issuances do not require stockholder approval under Nasdaq’s “minimum price rule.”

The Purchase Agreement will terminate automatically on the earlier of February 16, 2025 or when the Investor has purchased an aggregate of $50 million of the Company’s shares of Class B common stock. The Company has the right to terminate the Purchase Agreement upon five trading days’ prior written notice to the Investor, subject to certain conditions.

In connection with and subject to the satisfaction of certain conditions set forth in the Purchase Agreement, upon the request of the Company, the Investor will pre-advance to the Company up to $3,000,000 of the $50,000,000 commitment amount (a “Pre-Advance”), with each Pre-Advance to be evidenced by a convertible promissory note (each, a “Note”). The first Pre-Advance, in the principal amount of $1,000,000, was advanced on February 15, 2024. The second Pre-Advance, in the principal amount of $1,000,000, was advanced on March 18, 2024. The third Pre-Advance, in the principal amount of $1,000,000, was advanced on April 15, 2024. Each Note is subject to a 4% discount to the principal amount of such Note.

Each Note will accrue interest on the outstanding principal balance at the rate of 8% per annum and has a maturity date of February 15, 2025 (as may be extended at the option of the Investor). Beginning in May 2024, the Company was required to pay, on a monthly basis, one-nineth of the outstanding principal amount of each Note, together with accrued and unpaid interest, either (i) in cash or (ii) by submitting an Advance notice pursuant to the Purchase Agreement and selling the Investor shares, or any combination of (i) or (ii) as determined by the Company. The initial repayment is due 90 days after the issuance of the first Note, followed by subsequent payments due every 30 days after the previous payment. Unless otherwise agreed to by the Investor, any funds received by the Company pursuant to the Purchase Agreement for the sale of shares will first be used to satisfy any payments due under an outstanding Note.

At the election of the Investor, all or a portion of the principal, interest, or other amounts outstanding under each Note (the “Conversion Amount”) may be converted into shares of Common Stock (the “Conversion Shares”), equal to: (x) the Conversion Amount, divided by (y) the Conversion Price. “Conversion Price” is defined as (i) $6.00 per share of Class B common stock, provided however, on May 28, 2024 (the “Reset Date”), the Conversion Price shall be adjusted (downwards only) to equal the average of the daily VWAPs for the 5 consecutive trading days immediately prior to the Reset Date, if such price is lower than the Conversion Price then in effect. The Conversion Shares are entitled to the registration rights set forth in the Purchase Agreement.

NOTES TO FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED MARCH 31, 2024 AND 2023
(Dollars in thousands, unless otherwise stated)

NOTE 5: Short-term Loan (cont.)

On March 14, 2024, the Company and the Investor entered into a letter agreement (the “Letter Agreement”) to amend the terms of each Note as follows: (i) the Company may redeem early a portion or all amounts (including principal and accrued and unpaid interest) outstanding under the Note with at least 10 trading days’ prior written notice by the Company to the Investor. The outstanding principal balance being redeemed by the Company shall be subject to a 10% cash redemption premium. After receipt of the Redemption Notice, the Investor shall have 10 trading days to elect to convert all or any portion of the Note; and (ii) the Conversion Price shall not be lower than $1.50 per share of Class B common stock.

The Company paid a subsidiary of the Investor a structuring fee in the amount of $25,000 and in April 2024, issued to the Investor 259.350 shares of Class B common stock (the “Commitment Shares”) as a commitment fee. The Company and the Investor made certain representations and warranties to each other that are customary for transactions similar to this one, subject to specified exceptions and qualifications. Each of the Company and the Investor also agreed to indemnify the other.

The foregoing descriptions of the Purchase Agreement, the Letter Agreement and the Notes and the transactions contemplated thereby are qualified in their entirety by reference to the full text of the Purchase Agreement, the Letter Agreement and the Notes, a copy or a form of which are attached hereto as Exhibits 10.1 through 10.5, respectively, each of which is incorporated herein in its entirety by reference.

Revere Agreements

In connection with the execution of the Purchase Agreement, the Company entered into two agreements with Revere Securities, LLC (“Revere”): (i) a financial services agreement, dated as of January 22, 2024 (the “Financial Services Agreement”), pursuant to which the Company agreed to pay Revere $25,000 per month on an accrual basis for six months, with payments commencing upon the execution of the Purchase Agreement, for general financial advisory services provided by Revere, and (ii) a finder’s fee agreement, dated as of January 22, 2024 (the “Finder’s Fee Agreement”), pursuant to which the Company agreed to pay Revere (a) cash compensation equal to 7% of total proceeds from Pre-Advances raised under the Purchase Agreement, plus (b) cash compensation equal to 4% of any Advance under the Purchase Agreement, paid upon 3 business days after the closing of such Advance.

The foregoing descriptions of the Financial Services Agreement and the Finder’s Fee Agreement are qualified in their entirety by reference to the full text of the Financial Services Agreement and the Finder’s Fee Agreement, copies of which are attached hereto as Exhibits 10.6 and 10.7, respectively, each of which is incorporated herein in its entirety by reference.

Investor Notes

On February 15, 2024 and March 18, 2024, we issued two Notes to the Investor, each in the principal amount of $1,000,000, in connection with the Purchase Agreement. Each Note is subject to a 4% discount to the principal amount of such Note. Each Note will accrue interest on the outstanding principal balance at the rate of 8% per annum and has a maturity date of February 15, 2025 (as may be extended at the option of the Investor). Beginning in May 2024, the Company is required to pay, on a monthly basis, one-nineth of the outstanding principal amount of each Note, together with accrued and unpaid interest, either (i) in cash or (ii) by submitting an Advance notice pursuant to the Purchase Agreement and selling the Investor shares, or any combination of (i) or (ii) as determined by the Company. The initial repayment is due 90 days after the issuance of the first Note, followed by subsequent payments due every 30 days after the previous payment. Unless otherwise agreed to by the Investor, any funds received by the Company pursuant to the Purchase Agreement for the sale of shares will first be used to satisfy any payments due under an outstanding Note.

At the election of the Investor, all or a portion of the principal, interest, or other amounts outstanding under each Note may be converted into a number of Conversion Shares equal to: (x) the Conversion Amount, divided by (y) the Conversion Price. “Conversion Price” is defined as (i) $6.00 per share of Class B common stock, provided however, on May 28, 2024, the Conversion Price shall be adjusted (downwards only) to equal the average of the daily VWAPs for the five consecutive trading days immediately prior to the Reset Date, if such price is lower than the Conversion Price then in effect, provided, however, the Conversion Price shall not be lower than $1.50 per share of Class B common stock.

The Company may redeem early a portion or all amounts (including principal and accrued and unpaid interest) outstanding under the Note with at least 10 trading days’ prior written notice by the Company to the Investor. The outstanding principal balance being redeemed by the Company shall be subject to a 10% cash redemption premium. After receipt of the redemption notice, the Investor shall have 10 trading days to elect to convert all or any portion of the Note.

We also carried over a $53 thousand loan balance from Stripe Capital, obtained in 2023. This brought our total short-term loan balance to $2,053 thousand as of March 31, 2024.

NOTES TO FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED MARCH 31, 2024 AND 2023
(Dollars in thousands, unless otherwise stated)

NOTE 6: Related parties and related parties transactions

The group had the following related parties:

a.	Companies controlled by the same controlling stockholders; and

b.	Executive officers, stockholders and companies controlled by executive officers.

Balances

We had the following related party balances:

	Relationship	Notes	As of March 31, 2024	As of September 30, 2023
Amounts due from related parties:
Uplus Academy LLC	a	(i)	116	118
Uplus Academy NLV LLC	a	(i)	16	16
Zhenwu Huang	b	(v)	39	—
			171	134

	Relationship	Notes	As of March 31, 2024	As of September 30, 2023
Amounts due to related parties:
Bison Systems LLC	a	(ii)	90	85
Zhenwu Huang	b	(iii)	—	113
Phil Zheng	b	(iv)	—	40
			90	238

Notes:

(i)	Uplus Academy LLC and Uplus Academy NLV LLC were both subsidiaries of Richtech and were disposed on December 31, 2021. Richtech has been making interest-free and non-maturity loans to both companies since their inceptions. On December 31, 2021, Uplus Academy LLC and Uplus Academy NLV LLC, subsidiaries of Richtech have been disposed to Zhenwu Huang, CEO and controlling stockholder of Richtech, to pay off part of Zhenwu Huang’s earlier loans to Richtech. The transaction price for Uplus Academy LLC and Uplus Academy NLV LLC were $120 and $7, respectively.

(ii)	Bison Systems LLC was 100% owned by Zhenwu Huang, CEO and controlling stockholder of Richtech and Zhenqiang Huang, CFO and major stockholder of Richtech. In 2022 and 2023, Bison Systems LLC made several interest-free and non-maturity loans to Richtech to support its daily operation.

(iii)	Zhenwu Huang, CEO and controlling stockholder of Richtech, made multiple interest-free and non-maturity loans to Richtech since the inception of the business to support Richtech’s operation. As of December 31, 2023, Richtech has paid off the remaining balance to Zhenwu Huang.

(iv)	Phil Zheng has served as Richtech’s COO since February 2020. Phil made an interest-free and non-maturity loan to Richtech in May 2023. As of December 31, 2023, Richtech has paid off the remaining balance to Phil Zheng.

(v)	We made an interest-free and non-maturity loans for the amount of $39 to Zhenwu Huang, CEO and controlling shareholder of Richtech in March 2024.

NOTES TO FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED MARCH 31, 2024 AND 2023
(Dollars in thousands, unless otherwise stated)

NOTE 7: Commitments and contingencies

Leases

We lease office facilities under noncancelable operating lease agreements. We lease space for our corporate headquarters in Las Vegas, Nevada through August 2027, and a second office space in Austin, Taxes through April 2024. In addition, our ClouTea store in Las Vegas currently operates under a lease which expires in January 2025. Afterwards, the lease will be month to month, which allows for ongoing adaptability while guaranteeing our market presence. While this arrangement grants the landlord the option to terminate with a two-month notice, it also affords us similar flexibility to adjust as needed. The landlord may choose to terminate the lease by sending a notice two months in advance.

The components of leases and lease costs are as follows:

Operating leases	As of March 31, 2024	As of September 30, 2023
Operating lease right-of-use assets	$258	$315
Operating lease liabilities, current portion	$167	$161
Operating lease liabilities, non-current portion	91	154
Total operating lease liabilities	$258	$315

Operating leases	Six Months Ended March 31, 2024	Six Months Ended March 31, 2023
Operating lease cost	$98	$120

Future minimum lease payments under these leases as of March 31, 2024 are approximately as follows:

Fiscal year	Amount
Reminder of 2024	$146
2025	125
2026	22
Total future minimum lease payments	$293

Legal Proceedings

From time to time, in the ordinary course of business, we are subject to litigation and regulatory examinations as well as information gathering requests, inquiries and investigations. As of March 31, 2024, there were no matters which would have a material impact on our financial results.

NOTE 8: Subsequent Events

On April 15, 2024, the Company issued the third Note to the Investor, in the principal amount of $1,000,000, pursuant to the Purchase Agreement. The Note has a purchase price of $960,000, representing a 4% original issue discount. The Note has a maturity date of February 15, 2025, and bears interest at 8% per annum on the outstanding principal balance. The terms of the third Note is the same as the first two Notes.

On April 22, 2024, the Company issued 259,350 Commitment Shares to the Investor pursuant to the Purchase Agreement. The potential dilutive effects of these instruments will be reflected in the computation of earnings per share in future periods.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our consolidated financial statements and the related notes contained elsewhere in this Report and in our other filings with the Securities and Exchange Commission (the “SEC”). The following discussion may contain predictions, estimates, and other forward-looking statements that involve a number of risks and uncertainties, including those discussed under “Risk Factors” in our annual report on form 10-K for the year ended September 30, 2023 filed with the SEC on January 11, 2024 and amended on March 27, 2024 and elsewhere in this Report. These risks could cause our actual results to differ materially from any future performance suggested below.

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

Standby Equity Purchase Agreement

On February 15, 2024, we entered into a Standby Equity Purchase Agreement (the “Purchase Agreement”) with YA II PN, Ltd. (the “Investor”), pursuant to which the Investor has agreed to purchase up to $50 million of the Company’s shares of Class B common stock over the course of 24 months after the date of the Purchase Agreement. The price of shares to be issued under the Purchase Agreement will be 96% of the lowest volume weighted average price (the “VWAP”) of the Company’s Class B common stock for the three trading days immediately following the delivery of each Advance notice by the Company (the “Pricing Period”). Each issuance and sale by the Company to the Investor under the Purchase Agreement (an “Advance”) is subject to a maximum amount equal to 100% of the daily trading volume of the Company’s Class B common stock, as reported by Bloomberg L.P., during the five trading days immediately preceding an Advance notice.

With respect to each Advance, the Company has the option to notify the Investor of a minimum acceptable price (“MAP”) by specifying the amount within an Advance notice. During any trading day within a Pricing Period, two conditions will trigger an automatic reduction to the amount of the Advance by one-third: either (i) the VWAP of the Class B common stock is below the MAP specified in the Advance notice, or (ii) there is no VWAP available (each such day, an “Excluded Day”). On each Excluded Day, an automatic one-third reduction is applied to the specified Advance amount in the Advance notice and that day will be excluded from the Pricing Period.

Each Advance is subject to certain limitations, including that the Investor cannot purchase any shares that would result in it beneficially owning more than 4.99% of the Company’s outstanding voting power of number of shares of Class B common stock at the time of an Advance or acquiring more than 19.99% of the Company’s outstanding shares of Class B common stock as of the date of the Purchase Agreement (the “Exchange Cap”). The Exchange Cap will not apply under certain circumstances, including, where the Company has obtained stockholder approval to issue in excess of the Exchange Cap in accordance with the rules of The Nasdaq Stock Market (“Nasdaq”) or such issuances do not require stockholder approval under Nasdaq’s “minimum price rule.”

The Purchase Agreement will terminate automatically on the earlier of February 16, 2025 or when the Investor has purchased an aggregate of $50 million of the Company’s shares of Class B common stock. The Company has the right to terminate the Purchase Agreement upon five trading days’ prior written notice to the Investor, subject to certain conditions.

In connection with and subject to the satisfaction of certain conditions set forth in the Purchase Agreement, upon the request of the Company, the Investor will pre-advance to the Company up to $3,000,000 of the $50,000,000 commitment amount (a “Pre-Advance”), with each Pre-Advance to be evidenced by a convertible promissory note (each, a “Note”). The first Pre-Advance, in the principal amount of $1,000,000, was advanced on February 15, 2024. The second Pre-Advance, in the principal amount of $1,000,000, was advanced on March 18, 2024. The third Pre-Advance, in the principal amount of $1,000,000, was advanced on April 15, 2024. Each Note is subject to a 4% discount to the principal amount of such Note.

Each Note will accrue interest on the outstanding principal balance at the rate of 8% per annum and has a maturity date of February 15, 2025 (as may be extended at the option of the Investor). Beginning in May 2024, the Company was required to pay, on a monthly basis, one-nineth of the outstanding principal amount of each Note, together with accrued and unpaid interest, either (i) in cash or (ii) by submitting an Advance notice pursuant to the Purchase Agreement and selling the Investor shares, or any combination of (i) or (ii) as determined by the Company. The initial repayment is due 90 days after the issuance of the first Note, followed by subsequent payments due every 30 days after the previous payment. Unless otherwise agreed to by the Investor, any funds received by the Company pursuant to the Purchase Agreement for the sale of shares will first be used to satisfy any payments due under an outstanding Note.

At the election of the Investor, all or a portion of the principal, interest, or other amounts outstanding under each Note (the “Conversion Amount”) may be converted into shares of Common Stock (the “Conversion Shares”), equal to: (x) the Conversion Amount, divided by (y) the Conversion Price. “Conversion Price” is defined as (i) $6.00 per share of Class B common stock, provided however, on May 28, 2024 (the “Reset Date”), the Conversion Price shall be adjusted (downwards only) to equal the average of the daily VWAPs for the 5 consecutive trading days immediately prior to the Reset Date, if such price is lower than the Conversion Price then in effect. The Conversion Shares are entitled to the registration rights set forth in the Purchase Agreement.

On March 14, 2024, the Company and the Investor entered into a letter agreement (the “Letter Agreement”) to amend the terms of each Note as follows: (i) the Company may redeem early a portion or all amounts (including principal and accrued and unpaid interest) outstanding under the Note with at least 10 trading days’ prior written notice by the Company to the Investor. The outstanding principal balance being redeemed by the Company shall be subject to a 10% cash redemption premium. After receipt of the Redemption Notice, the Investor shall have 10 trading days to elect to convert all or any portion of the Note; and (ii) the Conversion Price shall not be lower than $1.50 per share of Class B common stock.

The Company paid a subsidiary of the Investor a structuring fee in the amount of $25,000 and in April 2024, issued to the Investor 259.350 shares of Class B common stock (the “Commitment Shares”) as a commitment fee. The Company and the Investor made certain representations and warranties to each other that are customary for transactions similar to this one, subject to specified exceptions and qualifications. Each of the Company and the Investor also agreed to indemnify the other.

The foregoing descriptions of the Purchase Agreement and the Notes and the transactions contemplated thereby are qualified in their entirety by reference to the full text of the Purchase Agreement and the Notes, a copy or a form of which are attached hereto as Exhibits 10.1 and 4.1, respectively, each of which is incorporated herein in its entirety by reference.

Revere Agreements

In connection with the execution of the Purchase Agreement, the Company entered into two agreements with Revere Securities, LLC (“Revere”): (i) a financial services agreement, dated as of January 22, 2024 (the “Financial Services Agreement”), pursuant to which the Company agreed to pay Revere $25,000 per month on an accrual basis for six months, with payments commencing upon the execution of the Purchase Agreement, for general financial advisory services provided by Revere, and (ii) a finder’s fee agreement, dated as of January 22, 2024 (the “Finder’s Fee Agreement”), pursuant to which the Company agreed to pay Revere (a) cash compensation equal to 7% of total proceeds from Pre-Advances raised under the Purchase Agreement, plus (b) cash compensation equal to 4% of any Advance under the Purchase Agreement, paid upon 3 business days after the closing of such Advance.

The foregoing descriptions of the Financial Services Agreement and the Finder’s Fee Agreement are qualified in their entirety by reference to the full text of the Financial Services Agreement and the Finder’s Fee Agreement, copies of which are attached hereto as Exhibits 10.6 and 10.7, respectively, each of which is incorporated herein in its entirety by reference.

Factors and Trends Affecting Our Business and Results of Operations

The following trends and uncertainties either affected our financial performance historically or are likely to impact our results of operations in the future:

●	As our robotic products market potential is seen by others, more competitors enter the market, which will lead to price competition and a decline in profit margins;

●	A recession will lead to a decline in customer demand in our robotic products and services;

●	Some of the products are currently assembled by suppliers in China, which may delay the supply if they are affected by international shipping, epidemic, geopolitical conflicts and other factors;

●	We anticipate that our general and administrative expenses will increase in the future because of the increased costs associated with being a public company. These increases will likely include increased costs related to the hiring of additional personnel and fees to outside consultants, attorneys, and accountants, and personnel-related stock-based compensation costs, among other expenses, and, in the case of public company-related expenses, services associated with strengthening our internal control over financial reporting, maintaining compliance with Nasdaq listing and SEC reporting requirements, director and officer liability insurance costs, and investor and public relations costs, among other expenses.

●	Inflationary pressures are also a concern as it is difficult to make reliable projections for the cost of components. This means profit margins could be affected, and our pricing would need to be re-evaluated on a regular basis.

●	Rising interest rates will lead to higher borrowing costs. It will increase our costs for any potential future borrowing and financing activities. Higher interest rates reduce consumer spending and business investment, causing the economy to contract, which will impact on our business and will reduce our customers’ purchasing power.

●	We may adopt a new compensation plan that will introduce adjustments to executive compensation packages and will have a new vesting schedule. The potential impact of a new compensation plan may include increased costs associated with higher executive salaries and performance-based incentives. Additionally, a new vesting schedule may impact employee retention and talent acquisition strategies. The ultimate impact of the plan will be decided by the terms of the final plan, which are subject to approval by the Compensation Committee.

Results of Operations

Comparison of the six months ended March 31, 2024 and 2023

The following table summarizes our results of operations (in thousands) for the six months ended March 31, 2024 and 2023, together with the dollar change in those items from period to period:

	Six months ended March 31,
	2024	2023	Change
Revenue, net	$2,272	$2,054	$218
Cost of revenue, net	982	908	74
Gross profit	1,290	1,146	144

Operating expenses:
Research and development	1,247	1,272	(25)
Sales and marketing	787	166	621
General and administrative	2,464	1,586	878
Total operating expenses	4,498	3,024	1,474
Loss from operations	(3,208)	(1,878)	(1,330)
Other income (expense):
Interest expenses,net	(660)	(1)	(659)
Total other expenss	(660)	(1)	(659)

Loss before income tax expense	(3,868)	(1,879)	(1,989)
Income tax benefit/(expense)	-	-	-
Net loss	$(3,868)	$(1,879)	$(1,989)

Revenue

The total revenue for the six months ended March 31, 2024, and 2023, was approximately $2,272 thousand and $2,054 thousand, respectively. The approximate $218 thousand, or 11%, increase in revenue in the six months ended March 31, 2024 was a combined result of our continuous expansion of customer base and changing of our sales mode. Our revenue (in thousands) by product for the six months ended March 31 is shown below:

	Six months ended March 31,
	2024	2023	Change
Robotics
Product revenue	$670	$1,623	$(953)
Service revenue	899	257	642
Leasing revenue	489	121	368
Total Robotics revenue	2,058	2,001	57
Smart hardware	16	1	15
Interactive system	40	52	(12)
Cloutea*	158	—	158
Total	$2,272	$2,054	$218

Notes:

*	Cloutea is the revenue generated from our boba tea store opened in May 2023, in order to further develop our business model. This is our model store of interactive robot barista by utilizing our ADAM robot.

For the six months ended March 31, 2024 and 2023, our overall robotics revenue was approximately $2,272 thousand and $2,054 thousand, respectively. The increase of approximately $218 thousand, or 11%, was brought on primarily by our increased service revenue of approximately $642 thousand, or 250%, partially offset by the decrease in product revenue of approximately $953 thousand, or 59%. We are currently upgrading our product line to ensure we remain at the forefront of robotics technology. The RaaS model allows us to build stronger customer relationships, generate recurring revenue streams, and potentially achieve higher margins through premium services. We anticipate a temporary decrease in product sales during this transition, which we expect to last for the remainder of this year. This will be mitigated by the launch of our new product line later this year.

Cost of Revenue, Net

Cost of revenue, net, was approximately $982 thousand and approximately $908 thousand for the six months ended March 31, 2024 and 2023, respectively. The approximately $74 thousand increase, or 8%, was due primarily to the increase of our robotics service revenue in 2024. Robotic service revenue has a higher margin compared to other revenue streams.

Gross Profit

Gross profit as a percentage of total revenue was approximately 57% for the six months ended March 31, 2024 compared to approximately 56% for the six months ended March 31, 2023.

Research and Development Expenses

Research and development expenses were approximately $1,247 thousand for the six months ended March 31, 2024, representing a decrease of $25 thousand compared to the same period in 2023. This decrease reflects our ongoing efforts to optimize R&D spending while continuing to invest in developing innovative new products.

Sales and Marketing Expenses

Sales and marketing expenses were approximately $787 thousand and approximately $166 thousand for the six months ended March 31, 2024 and 2023, respectively. The increase of approximately $621 thousand, or 374%, in marketing costs was primarily due to our increased expenditure in large screen advertisement and social media marketing for our products in November and December 2023.

General and Administrative Expenses

General and administrative expenses were approximately $2,464 thousand and approximately $1,586 thousand for the six months ended March 31, 2024 and 2023, respectively. The approximately $878 thousand increase, or 55%, was due primarily to an increase in professional service fees and related expenses to maintain a public company status.

Other Income (Expense)

Total other expenses were approximately $660 thousand and approximately $1 thousand for the six months ended March 31, 2024 and 2023, respectively. The approximately $659 thousand, net increase in total other expenses was primarily due to the interest expense incurred within the six months ended March 31, 2024. In February and March 2024, we issued two Notes with the Investor, totaling $2,000,000. The Notes were issued in connection with the Purchase Agreement, pursuant to which we issued 259,350 Commitment Shares to the Investor in April 2024. The short-term loan balance was approximately $2,053 thousand.

Income Tax Benefit/(Expense)

Income tax benefit/(expense) were zero for both six months ended March 31, 2024, and 2023.

Liquidity and Capital Resources

We believe that our existing cash as of the date of this Report will fund our current operating plans through at least the next twelve months from the date of this Report. Although we have operating cash outflows of $2,543 thousand for the six months ended March 31, 2024 and $,1,667 thousand for the six months ended March 31, 2023, our working capital is in net asset position with $9,500 thousand as of March 31, 2024 and $4,092 thousand as of September 30, 2023. In addition, if needed, we expect to finance our future cash needs within the next twelve months from the date of this Report through founder investment, public or private equity or debt financings, the Purchase Agreement, third-party (including government) funding and marketing and distribution arrangements, as well as other collaborations, strategic alliances and licensing arrangements, or any combination of these approaches. If we raise additional funds through further issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences, and privileges superior to those of holders of our common stock, including shares of common stock sold in this offering.

Comparison of the six months ended March 31, 2024 and 2023

The following table summarizes our cash flow information (in thousands) for six months ended March 31, 2024 and 2023, together with the dollar change in those items from period to period:

	Six months ended March 31,
	2024	2023	Change
Net cash provided by (used in):
Operating activities	$(2,543)	$(1,667)	(876)
Investing activities	(34)	(18)	(16)
Financing activities	10,339	1,808	8,531

Net change in cash and cash equivalents	$7,762	$123	7,639

Operating Activities

Net cash used in operating activities for the six months ended March 31, 2024 was approximately $2,543 thousand, primarily due to a net loss of approximately $3,868 thousand and an increase of approximately $1,325 thousand in net operating assets and liabilities. The cash flow impact from changes in net operating assets and liabilities was primarily driven by decreases in accounts receivable of approximately $1,823 thousand and inventory of approximately $530 thousand, partially offset by the increase in accounts payable of approximately $969 thousand.

Net cash used in operating activities for the six months ended March 31, 2023 was approximately $1,667 thousand, primarily due to a net loss of approximately $1,879 thousand and an increase of approximately $212 thousand in net operating assets and liabilities. The cash flow impact from changes in net operating assets and liabilities was primarily driven by increases in inventory of approximately $584 thousand and an increase in and current operating lease liabilities of approximately $127 thousand, partially offset by decrease in accounts receivable of approximately $201 thousand, a decrease in accounts payable of $111 thousand, and decrease in tax payable of approximately $91 thousand.

Investing Activities

Net cash used for investing activities was approximately $34 thousand and approximately $18 thousand for the six months ended March 31, 2024 and 2023, respectively. These amounts consisted of the cash used for lending to related parties slightly offset by sales of property in both periods.

Financing Activities

Net cash provided by financing activities totaled approximately $10,339 thousand for the six months ended March 31, 2024. We raised approximately $9,278 thousand from issuance of Class B common stock and obtained short-term loans in the form of convertible Notes totaling $2 million from the Investor, as discussed above.

Net cash provided by financing activities totaled approximately $1,808 thousand for the six months ended March 31, 2023. We raised approximately $1,400 thousand from issuance of Class B common stock and obtained short-term loans with a net balance of $459 thousand from third parties, partially offset by approximately $51 thousand payment of related party debt.

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

Item 4. Controls and Procedures.

(a) Evaluation of disclosure controls and procedures

In preparation for this Report, our management, under the supervision and with the participation of our CEO, CFO, and VP of Finance, assessed the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act). Based on this assessment, our CEO and CFO have concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Report. The recent corrective actions addressing a previously disclosed material weakness have significantly improved the reliability of our financial reporting processes.

Management’s Report on Internal Controls over Financial Reporting

Our internal control over financial reporting (ICFR) is a process designed by, or under the supervision of, our CEO, CFO, and VP of Finance. It is affected by our Board of Directors, management, and other personnel to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements in accordance with generally accepted accounting principles (GAAP). The addition of the VP of Finance has significantly strengthened our ICFR framework.

These controls include policies and procedures that:

●	Maintain records that accurately and fairly reflect transactions and dispositions of our assets.

●	Ensure transactions are recorded as necessary for GAAP-compliant financial statement preparation.

●	Authorize receipts and expenditures in accordance with our Board and management directives.

●	Provide reasonable assurance regarding the prevention or timely detection of unauthorized actions that could materially affect our financial statements.

Evaluation, Remediation, and Ongoing Improvement：

Under the supervision of our CEO, CFO, and VP of Finance, we evaluated the effectiveness of our ICFR based on the 2013 COSO framework. We took decisive actions to address a previously identified material weakness:

●	Accounting Software Upgrade: Implemented QuickBooks Online to centralize transaction documentation, automate key accounting processes, and enhance data security.

●	Inventory Management Enhancement: Integrated QuickBooks’ inventory management module, improving real-time visibility, reducing calculation errors, and enhancing accuracy.

Management believes these measures successfully address the previously identified material weakness. We are confident these changes have significantly strengthened our ICFR. Additionally, we have implemented the following remediation actions that further bolster our control environment:

●	Robust Controls for SaaS Reports: Established more specific controls to effectively address Complementary User Entity Controls arising from SaaS vendor audits.

●	Enhanced IT Governance: Expanded management oversight and controls within our IT systems.

●	Data Accuracy Focus: Implemented specific controls to ensure the completeness and accuracy of information produced by the entity (IPE), especially spreadsheets used in financial statement preparation.

●	Improved Access Management: Implemented enhanced controls for internal user access management, including provisioning, periodic review, and timely removal.

We are committed to ongoing monitoring and improvement. We will continue to assess these measures to ensure a robust control environment. The material weakness will be considered remediated when the controls have operated effectively for a sufficient period and management has performed adequate testing.

Changes in Internal Control over Financial Reporting

As of March 31, 2023, as a privately owned company, we were not subject to the Sarbanes-Oxley Act of 2002, the rules and regulations of the SEC, or other corporate governance requirements applicable to public reporting companies with respect to the establishment of internal controls over financial reporting. As described within the remedial measures above, during the year ended March 31, 2024, we developed and commenced the implementation of internal controls over financial reporting, and we are continuing to develop and implement internal controls over financial reporting.

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

(b) Changes in Internal Control over Financial Reporting

There has not been any change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during our fiscal quarter ended March 31, 2024 that has materially affected, or is likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

To the knowledge of our management team, there is no litigation currently pending or contemplated against us, any of our officers or directors in their capacity as such or against any of our property.

Item 1A. Risk Factors.

As a smaller reporting company under Rule 12b-2 of the Exchange Act, we are not required to include risk factors in this Report. However, as of the date of this Report, there have been no material changes with respect to those risk factors previously disclosed in our (i) registration statement for our initial public offering and (ii) 2023 Annual Report. Any of these factors could result in a significant or material adverse effect on the results of our operations or financial condition. Additional risks could arise that may also affect our business or ability to consummate an initial business combination. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
10.1	Standby Equity Purchase Agreement, dated February 15, 2024, by and between the Company and YA II PN, Ltd. (incorporated by reference to Exhibit 10.13 of the Company’s Registration Statement on Form S-1 (No. 333-278013) filed with the SEC on March 18, 2024).
10.2	Form of Promissory Note (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 21, 2024).
10.3	Letter Agreement, dated March 14, 2024, by and between the Company and YA II PN, Ltd. (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on March 15, 2024).
10.4	Promissory Note issued to YA II PN, Ltd. dated March 18, 2024 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on March 22, 2024).
10.5	Promissory Note issued to YA II PN, Ltd. dated April 15, 2024 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on April 22, 2024).
10.6	Financial Services Agreement, dated as of January 22, 2024, by and between the Company and Revere Securities, LLC (incorporated by reference to Exhibit 10.15 of the Company’s Registration Statement on Form S-1 (No. 333-273628) filed with the SEC on March 18, 2024).
10.7	Finder’s Fee Agreement, dated as of January 22, 2024, by and between the Company and Revere Securities, LLC (incorporated by reference to Exhibit 10.16 of the Company’s Registration Statement on Form S-1 (No. 333-273628) filed with the SEC on March 18, 2024).
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

**	Furnished.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RICHTECH ROBOTICS INC.

Date: May 14, 2024	By:	/s/ Zhenwu Huang
	Name:	Zhenwu Huang
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: May 14, 2024	By:	/s/ Zhenqiang Huang
	Name:	Zhenqiang Huang
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)