Form 10-Q
period 2024-06-30
RICHTECH ROBOTICS INC.
filed 2024-08-15
CIK 1963685

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

As of August 12, 2024, there were 42,153,846 shares of the Company’s Class A common stock and 37,103,097  shares of the Company’s Class B common stock issued and outstanding.

RICHTECH ROBOTICS INC.

Quarterly Report on Form 10-Q

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this “Report”) contains “forward-looking statements” (as defined in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that reflect our current expectations and views of future events. The forward-looking statements are contained principally in the section of this Report entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Readers are cautioned that significant known and unknown risks, uncertainties and other important factors (including those over which we may have no control and others listed in this Report and in the “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended September 30, 2023 (“2023 Annual Report”), as filed with the Securities and Exchange Commission (the “SEC”) on March 27, 2024 may cause our actual results, performance or achievements to be materially different from those expressed or implied by the forward-looking statements. You can identify some of these forward-looking statements by words or phrases such as “may,” “will,” “expect,” “anticipate,” “aim,” “estimate,” “intend,” “plan,” “believe,” “is/are likely to,” “potential,” “continue” or other similar expressions. We have based these forward-looking statements on our current expectations and projections about future events that we believe may affect our financial condition, results of operations, business strategy and financial needs.

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

ii

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements

RICHTECH ROBOTICS INC.
BALANCE SHEETS

(In thousands, except share and per share data)

	June 30, 2024	September 30, 2023
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$9,201	$433
Accounts receivable, (net of allowance for doubtful accounts)	3,127	5,576
Amount due from related parties, current	-	134
Inventory	399	822
Prepaid expenses and other current assets	2	17
Total current assets	12,729	6,982
Property and equipment, net	21	28
Deferred tax assets, net	-	518
Operating lease right-of-use-assets	603	315
Other assets, non-current	27	10
Total assets	$13,380	$7,853
LIABILITIES, PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,015	$1,126
Amount due to related parties, current	-	238
Accrued expenses	33	59
Short-term loan	2,386	845
Tax payables	264	461
Operating lease liabilities, current	196	161
Total current liabilities	3,894	2,890
Operating lease liabilities, non-current	407	154
Total liabilities	4,301	3,044
Commitments and contigencies
Stockholders’ equity:
Class A Common stock, $0.0001 par, 100,000,000 shares authorized as of June 30, 2024 and September 30, 2023, 42,153,846 and 44,353,846 shares issued and outstanding as of June 30, 2024 and September 30, 2023, respectively	$-	$-
Class B Common stock, $0.0001 par, 200,000,000 shares authorized as of June 30, 2024 and September 30, 2023, 27,530,097 and 17,813,000 shares issued and outstanding as of June 30, 2024 and September 30, 2023,respectively.	-	-
Additional Paid-in Capital	14,059	4,608
Retained earnings	(4,980)	201
Total stockholders’ equity	9,079	4,809
Total liabilities, preferred stock and stockholder’s equity	$13,380	$7,853

See accompanying Notes to Financial Statements.

RICHTECH ROBOTICS INC.
STATEMENTS OF OPERATIONS (UNAUDITED)
(In thousands, except share and per share data)

	Nine months ended June 30,		Three months ended June 30,
	2024	2023	2024	2023
Revenue, net	$3,715	3,364	$1,443	1,310
Cost of revenue, net	1,411	1,520	429	612
Gross profit	2,304	1,844	1,014	698

OPERATING EXPENSES
Research and development	1,633	1,589	386	317
Sales and marketing	1,024	216	237	50
General and administrative	3,750	2,531	1,286	944
Total operating expenses	6,407	4,336	1,909	1,311
Loss from operations	(4,103)	(2,492)	(895)	(613)
Other income (expense):
Interest expenses,net	(761)	(51)	(101)	(50)
Total other expenss	(761)	(51)	(101)	(50)

Loss before income tax expense	(4,864)	(2,543)	(996)	(663)
Income tax benefit/(expense)	(317)		(317)	-
Net loss	(5,181)	(2,543)	(1,313)	(663)
Net loss attributable to common stockholders	$(5,181)	(2,543)	$(1,313)	(663)
Basic and diluted net loss per share of common stock	$(0.07)	(0.04)	$(0.02)	(0.01)
Weighted average shares used to compute basic and diluted net loss per share	69,683,943	62,144,846	69,683,943	62,144,846

See accompanying Notes to Financial Statements.

RICHTECH ROBOTICS INC.
STATEMENTS OF STOCKHOLDERS’ EQUITY

 For the nine months ended June 30, 2024 and 2023

(UNAUDITED)
(In thousands except share data)

	Common stock*				Additional	Retained earnings	Total
	Class A		Class B		Paid-in	(Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	deficit)	equity
Balances, September 30, 2023	44,353,846	$-	17,813,000	$-	$4,608	$201	$4,809
Initial public offering related expenses	-	-	-	-	(1,435)	-	-
Common stock Issurance for initial public offering			2,142,563		10,713
Issurance of new shares	-	-	5,374,534	-	173	-	-
Provision for Future Serivce issue for common stock	-	-	-	-	-	-	-
Conversion from class A to Class B common stock	(2,200,000)	-	2,200,000	-	-	-	-
Net loss	-	-	-	-	-	(5,181)	-
Balances, June 30, 2024	42,153,846	$-	27,530,097	$-	$14,059	$(4,980)	$9,079

	Common stock*				Additional	Retained earnings	Total
	Class A		Class B		Paid-in	(Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	deficit)	equity
Balances, September 30, 2022	39,400,000	$-	600,000	$-	$2,378	$540	$2,918
Common stock issued for cash	-	-	9,375,000	-	2,120	-	2,120
Common stock issued for services	6,153,846	-	6,616,000	-	759	-	759
Provision of common stock issued for future serivces	-	-	-	-	(759)	-	(759)
Conversion from class A to Class B common stock	(1,200,000)	-	1,200,000	-	-	-	-
Net loss	-	-	-	-	-	(2,543)	(2,543)
Balances, June 30, 2023	44,353,846	$-	17,791,000	$-	$4,498	$(2,003)	$2,495

See accompanying Notes to Financial Statements

RICHTECH ROBOTICS INC.
STATEMENTS OF STOCKHOLDERS’ EQUITY

For the three months ended June 30, 2024 and 2023

(UNAUDITED)
(In thousands except share data)

	Common stock*				Additional	Retained earnings	Total
	Class A		Class B		Paid-in	(Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	deficit)	equity
Balances, March 31, 2024	44,353,846	$-	22,283,410	$-	$13,886	$(3,667)	$10,219
Comversion from class A to Class B Common Stock	(2,200,000)	-	2,200,000	-	-		-
Issurance of new shares	-	-	3,046,687	-	173	-	173
Net loss	-		-	-	-	(1,313)	(1,313)
Balances, June 30, 2024	42,153,846	$-	27,530,097	$-	$14,059	$(4,980)	$9,079

	Common stock*				Additional	Retained earnings	Total
	Class A		Class B		Paid-in	(Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	deficit)	equity
Balances, March 31, 2023	44,353,846	$-	17,647,000	$-	$3,778	$(1,340)	$2,438
Common stock issued for cash	-	-	144,000	-	720	-	720
Net loss	-	-	-	-	-	(663)	(663)
Balances, June 30, 2023	44,353,846	$-	17,791,000	$-	$4,498	$(2,003)	$2,495

See accompanying Notes to Financial Statements.

RICHTECH ROBOTICS INC.
STATEMENTS OF CASH FLOWS

For the nine months ended June 30, 2024 and 2023

(UNAUDITED)
(In thousands)

	2024	2023
Cash flows from operating Activities:
Net loss	$(5,181)	$(2,543)
Adjustments to reconcile net income to net cash provided by operating activities:
Accounts receivable	2,448	(70)
Inventory	424	687
Prepaid expenses and other current assets	15	(162)
Right-of-use asset	(288)	(12)
Accounts payable	(111)	(51)
Tax payable	(197)	(73)
Accrued expenses	(26)	(57)
Deferred tax assets	518	-
Depreciation and amortization	7	10
Operating lease liabilities, current	34	81
Operating lease liabilities,non- current	253	(75)
Other non current assets	(17)	-
Net cash provided by operating activities	(2,121)	(2,265)
Cash flows from investing activities:
Cash used for lending to related parties	135	(24)
Payment received from lending to related parties	-	4
Net cash used in investing activities	135	(20)
Cash flows from financing activities:
Payment of loans received from thrid parties	(1,459)	(122)
Loans received from third parties	3,000	459
Payment of related party debt	(238)	(140)
Proceeds received from related party debt	-	200
Proceeds from issuance of ordinary shares	173	2,120
Proceeds from stockholder capital injection	9,278	-
Net Cash used in financing activities	10,754	2,517
Net change in cash and cash equivalents	8,768	232
Cash, cash equivalents and restricted cash at beginning of the period	433	327
Cash, cash equivalents and restricted cash at end of the period	$9,201	$559

See accompanying Notes to Financial Statements.

NOTES TO FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED JUNE 30, 2024 AND 2023
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

NOTES TO FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED JUNE 30, 2024 AND 2023
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

$604,500 of our cash and cash equivalents is earmarked for a future investment in a cafe. Once this investment is finalized, the corresponding funds will be reclassified as long-term investments on our balance sheet.

Accounts Receivable

Accounts receivable primarily consist of trade receivables presented in net of rebates, price protection and an allowance for credit loss. Accounts receivable also include unbilled receivables, which primarily represent work completed on development services recognized as revenue but not yet invoiced to customers and semi-custom products under non-cancellable purchase orders that have no alternative use to the Company at contract inception, for which revenue has been recognized but not yet invoiced to customers. All unbilled accounts receivable are expected to be billed and collected within twelve months.

We actively manage customer credit risk through credit limits, ongoing monitoring, and a robust approval process. In-depth credit evaluations are conducted for all new customers and periodically for existing customers. Based on these evaluations, we may require additional credit enhancements such as letters of credit, bank guarantees, or advance payments. We maintain an allowance for credit losses, considering both specific identified risks and broader historical trends. We do not believe our accounts receivable present a material credit risk at this time.

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

NOTES TO FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED JUNE 30, 2024 AND 2023
(Dollars in thousands, unless otherwise stated)

NOTE 2: Summary of Significant Accounting Policies (cont.)

Inventory as of June 30, 2024 and September 30, 2023 are as follows:

	June 30, 2024	September 30, 2023
Raw materials	$80	$164
Finished goods	319	658
Total inventories	$399	$822

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

Property and equipment as of June 30, 2024 and September 30, 2023 are as follows:

	June 30, 2024	September 30, 2023
Furniture, fixtures & equipment	$65	$63
Leasehold improvements	4	4
	69	67
Accumulated depreciation	(48)	(39)
Property and equipment, net	$21	$28

Depreciation expense for the nine months ended June 30, 2024 and 2023 was $9 and $6, respectively

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

NOTES TO FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED JUNE 30, 2024 AND 2023
(Dollars in thousands, unless otherwise stated)

NOTE 2: Summary of Significant Accounting Policies (cont.)

Revenue Recognition

Our revenue recognition policy adheres to the principle of recognizing revenue when the promised goods or services are transferred to customers, at an amount reflecting the consideration we expect to receive. This principle aligns with the five-step model outlined in the accounting standard ASC 606, we perform the following steps: (i) identification of the promised goods or services in the contract; (ii) determination of whether the promised goods or services are performance obligations, including whether they are distinct in the context of the contract; (iii) measurement of the transaction price, including the constraint on variable consideration; (iv) allocation of the transaction price to the performance obligations; and (v) recognition of revenue when (or as) we satisfy each performance obligation. We only apply the five-step model to contracts when it is probable that we will collect the consideration we are entitled to in exchange for the goods or services we transfer to the customer.

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

Disaggregation of Revenue

The following table sets forth revenue by product for the nine months ended June 30, 2024 and 2023:

	Nine months ended June 30,
	2024	2023
Robotics
Product revenue	$1,252	$2,767
Service revenue	1,510	258
Leasing revenue	604	146
Total Robotics revenue	3,366	3,171
Smart hardware	16	1
Interactive system	101	167
ClouTea*	232	25
Total revenue, net	$3,715	$3,364

Notes:

*

ClouTea is the revenue generated from our boba tea store opened in May 2023, to further develop our business model. This is our model store of interactive robot barista by utilizing our ADAM robot.

In July 2024, the Company received notice from the landlord of its ClouTea location that the lease would be terminated July 31, 2024. Since July 31, 2024, ClouTea has ceased operations pending a new location. The Company is currently evaluating its options and potential impacts of this lease termination, including relocation costs and potential disruptions to operations. At this time, ClouTea is not in operation. The Company cannot determine the full financial impact of this event, but it is not expected to be material to the Company’s financial condition or results of operations.

NOTES TO FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED JUNE 30, 2024 AND 2023
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

NOTES TO FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED JUNE 30, 2024 AND 2023
(Dollars in thousands, unless otherwise stated)

NOTE 3: Earnings per Share

In the Form 10-Q for the quarter ended December 31, 2023, we excluded potentially dilutive securities from the computation of diluted net loss per share due to the presence of net losses. During the quarter ended March 31, 2024, Share grants under the Equity Incentive Plan (“ESOP”) began vesting in February 2024. These vested shares are now considered dilutive and are included in the calculation of diluted earnings per share for the quarter ended March 31, 2024, and future periods.

	Nine Months Ended June 30,
	2024	2023
Numerator:
Net loss attributable to common stockholders	$(5,181)	$(2,543)
Denominator:
Weighted average shares of common stock used in computing	69,683,943	62,144,846
Basic and diluted net loss per share (in each dollar)	$(0.07)	$(0.04)

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

The tax expenses recorded for both nine months ended June 30, 2024 and 2023 differ from the U.S. federal statutory tax rate of 21% due primarily to the tax impact of state income taxes, non-deductible officers’ compensation, and transportation fringe benefits. For the nine months ended June 30, 2024 and 2023, we recorded zero income tax benefit/(expense) for both periods, and the effective tax rate is not applicable as there were losses from continuing operations before income tax expense for both years presented.

In this quarter of 2024, we recorded a tax expense due to the reversal of a portion of our Deferred Tax Asset (“DTA”). This reversal was triggered by a change in our forecast, indicating a lower likelihood of future taxable income. The DTA was initially established due to prior net operating losses.

We have no material uncertain tax positions as of June 30, 2024, and 2023. It is our policy to recognize interest, penalties and related expenses on income tax as a component of income tax expense, in our audited condensed consolidated statements of operations and comprehensive income. As of June 30, 2024, and 2023, we have not accrued any interest or penalties associated with uncertain tax positions.

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

NOTES TO FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED JUNE 30, 2024 AND 2023
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

In connection with and subject to the satisfaction of certain conditions set forth in the Purchase Agreement, upon the request of the Company, the Investor will pre-advance to the Company up to $3,000,000 of the $50,000,000 commitment amount (a “Pre-Advance”), with each Pre-Advance to be evidenced by a convertible promissory note (each, a “Note”). The first Pre-Advance, in the principal amount of $1,000,000, was advanced on February 15, 2024. The second Pre-Advance, in the principal amount of $1,000,000, was advanced on March 18, 2024. The third Pre-Advance, in the principal amount of $1,000,000, was advanced on April 15, 2024. Each Note is subject to a 4% discount to the principal amount of such Note. Repayment of the Notes commenced on May 15, 2024, with subsequent payments made monthly. As of June 30, 2024, the outstanding balance on the Notes was $2,333,000. The Notes were fully repaid in July 2024.

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

NOTES TO FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED JUNE 30, 2024 AND 2023
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

We also carried over a $53 thousand loan balance from Stripe Capital, obtained in 2023. This brought our total short-term loan balance to $2,386 thousand as of June 30, 2024.

NOTES TO FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED JUNE 30, 2024 AND 2023
(Dollars in thousands, unless otherwise stated)

NOTE 6: Related parties and related parties transactions

The group had the following related parties:

a.	Companies controlled by the same controlling stockholders; and

b.	Executive officers, stockholders and companies controlled by executive officers.

Balances

We had the following related party balances:

	Relationship	Notes	As of June 30, 2024	As of September 30, 2023
Amounts due from related parties:
Uplus Academy LLC	a	(i)	—	118
Uplus Academy NLV LLC	a	(i)	—	16
Zhenwu Huang	b	(v)	—	—
			—	134

	Relationship	Notes	As of June 30, 2024	As of September 30, 2023
Amounts due to related parties:
Bison Systems LLC	a	(ii)	—	85
Zhenwu Huang	b	(iii)	—	113
Phil Zheng	b	(iv)	—	40
			—	238

Notes:

(i)	Uplus Academy LLC and Uplus Academy NLV LLC were both subsidiaries of Richtech and were disposed on December 31, 2021. Richtech has been making interest-free and non-maturity loans to both companies since their inceptions. On December 31, 2021, Uplus Academy LLC and Uplus Academy NLV LLC, subsidiaries of Richtech have been disposed to Zhenwu Huang, CEO and controlling stockholder of Richtech, to pay off part of Zhenwu Huang’s earlier loans to Richtech. The transaction price for Uplus Academy LLC and Uplus Academy NLV LLC were $120 and $7, respectively.

(ii)	Bison Systems LLC was 100% owned by Zhenwu Huang, CEO and controlling stockholder of Richtech and Zhenqiang Huang, CFO and major stockholder of Richtech. In 2022 and 2023, Bison Systems LLC made several interest-free and non-maturity loans to Richtech to support its daily operation.

(iii)	Zhenwu Huang, CEO and controlling stockholder of Richtech, made multiple interest-free and non-maturity loans to Richtech since the inception of the business to support Richtech’s operation. As of December 31, 2023, Richtech has paid off the remaining balance to Zhenwu Huang.

(iv)	Phil Zheng has served as Richtech’s COO since February 2020. Phil made an interest-free and non-maturity loan to Richtech in May 2023. As of December 31, 2023, Richtech has paid off the remaining balance to Phil Zheng.

NOTES TO FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED JUNE 30, 2024 AND 2023
(Dollars in thousands, unless otherwise stated)

NOTE 7: Commitments and contingencies

Leases

We lease office facilities under noncancelable operating lease agreements. We lease space for our corporate headquarters in Las Vegas, Nevada through August 2027. We had a lease for a second office space in Austin, Texas through April 2024, which was terminated on April 30, 2024. In addition, our ClouTea store in Las Vegas currently operates under a lease which expires in January 2025. In July 2024, the Company received notice from the landlord of its ClouTea location that the lease would be terminated effective July 31, 2024.

The components of leases and lease costs are as follows:

Operating leases	As of June 30, 2024	As of September 30, 2023
Operating lease right-of-use assets	$603	$315
Operating lease liabilities, current portion	$196	$161
Operating lease liabilities, non-current portion	407	154
Total operating lease liabilities	$603	$315

Operating leases	Nine Months Ended June 30, 2024	Nine Months Ended June 30, 2023
Operating lease cost	$153	$167

Future minimum lease payments under these leases as of June 30, 2024 are approximately as follows:

Fiscal year	Amount
Reminder of 2024	$110
2025	158
2026	186
2027	132
Total future minimum lease payments	$586

Legal Proceedings

From time to time, in the ordinary course of business, we are subject to litigation and regulatory examinations as well as information gathering requests, inquiries and investigations. As of June 30, 2024, there were no matters which would have a material impact on our financial results.

NOTE 8: Subsequent Events

On April 30, 2024 Company terminated leases for office spaces in Austin, Texas. The termination of these leases is not expected to have a material impact on the Company’s financial condition or results of operations.

In July 2024, the Company received notice from the landlord of its ClouTea location that the lease would be terminated effective July 31, 2024. Since July 31, 2024, ClouTea has ceased operations pending a new location. We are currently evaluating our options and potential impacts of this lease termination, including relocation costs and potential disruptions to operations. At this time, the Company cannot determine the full financial impact of this event, but it is not expected to be material to the Company’s financial condition or results of operations.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our consolidated financial statements and the related notes contained elsewhere in this Report and in our other filings with the Securities and Exchange Commission (the “SEC”). The following discussion may contain predictions, estimates, and other forward-looking statements that involve a number of risks and uncertainties, including those discussed under “Risk Factors” in our 2023 Annual Report and elsewhere in this Report. These risks could cause our actual results to differ materially from any future performance suggested below.

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

To further support our clients in optimizing the use of ADAM robots and enhancing the efficiency of their operations, we established a wholly-owned subsidiary, Alphamax Management LLC, in June 2024. Alphamax Management LLC provides business management and operational services to help our clients better integrate robots into their workflow. This initiative will initially focus on our partnerships with Ghost Kitchens, beginning with the Ghost Kitchen inside the Walmart in Dawsonville, GA, and the One Kitchen restaurant in a Walmart in Rockford, IL. We expect this business service to generate a steady and growing revenue stream, reflecting its impact in our financial results over the upcoming quarters.

Factors and Trends Affecting Our Business and Results of Operations

The following trends and uncertainties either affected our financial performance historically or are likely to impact our results of operations in the future:

●	As our robotic products market potential is seen by others, more competitors enter the market, which will lead to price competition and a decline in profit margins;

●	A recession could lead to a decline in customer demand in our robotic products and services;

●	Some of the products are currently assembled by suppliers in China, which may delay the supply if they are affected by international shipping, epidemic, geopolitical conflicts and other factors;

●	We expect our general and administrative expenses to increase in the future due to the costs associated with operating as a public company. These increases will likely include increased costs related to the hiring of additional personnel and fees to outside consultants, attorneys, and accountants, and personnel-related stock-based compensation costs, among other expenses, and, in the case of public company-related expenses, services associated with strengthening our internal control over financial reporting, maintaining compliance with Nasdaq listing and SEC reporting requirements, director and officer liability insurance costs, and investor and public relations costs, among other expenses.

●	Inflationary pressures are also a concern as it is difficult to make reliable projections for the cost of components. This means profit margins could be affected, and our pricing would need to be re-evaluated on a regular basis.

●	Rising interest rates will lead to higher borrowing costs. It will increase our costs for any potential future borrowing and financing activities. Higher interest rates reduce consumer spending and business investment, causing the economy to contract, which will impact on our business and will reduce our customers’ purchasing power.

●	We may adopt a new compensation plan that will introduce adjustments to executive compensation packages and will have a new vesting schedule. The potential impact of a new compensation plan may include increased costs associated with higher executive salaries and performance-based incentives. Additionally, a new vesting schedule may impact employee retention and talent acquisition strategies. The ultimate impact of the plan will be decided by the terms of the final plan, which are subject to approval by the Compensation Committee.

Results of Operations

Comparison of the nine and three months ended June 30, 2024 and 2023

The following table summarizes our results of operations (in thousands) for the nine months and three ended June 30, 2024 and 2023, together with the dollar change in those items from period to period:

	Nine months ended June 30,			Three months ended June 30,
	2024	2023	Change	2024	2023	Change
Revenue, net	$3,715	3,364	351	$1,443	1,310	133
Cost of revenue, net	1,411	1,520	(109)	429	612	(183)
Gross profit	2,304	1,844	460	1,014	698	316

Operating expenses:
Research and development	1,633	1,589	44	386	317	69
Sales and marketing	1,024	216	808	237	50	187
General and administrative	3,750	2,531	1,219	1,286	944	342
Total operating expenses	6,407	4,336	2,071	1,909	1,311	598
Loss from operations	(4,103)	(2,492)	(1,611)	(895)	(613)	(282)
Other income (expense):
Interest expenses,net	(761)	(51)	(710)	(101)	(50)	(51)
Total other expenss	(761)	(51)	(710)	(101)	(50)	(51)

Loss before income tax expense	(4,864)	(2,543)	(2,321)	(996)	(663)	(333)
Income tax benefit/(expense)	(317)	-	(317)	(317)	-	(317)
Net loss	$(5,181)	(2,543)	(2,639)	(1,313)	(663)	(651)

Revenue

The total revenue for the nine months ended June 30, 2024, and 2023, was approximately $3,715 thousand and $3,364 thousand, respectively. The approximate $351 thousand, or 11%, increase in revenue in the nine months ended June 30, 2024 was a combined result of our continuous expansion of customer base and changing of our sales mode. Our revenue (in thousands) by product for the nine months ended June 30 is shown below:

	Nine months ended June 30,			Three months ended June 30,
	2024	2023	Change	2024	2023	Change
Robotics
Product revenue	$1,252	$2,767	$(1,515)	$582	$1,144	$(562)
Service revenue	1,510	258	1,252	611	1	610
Leasing revenue	604	146	458	115	25	90
Total Robotics revenue	3,366	3,171	195	1,308	1,170	138
Smart hardware	16	1	15	-	-	-
Interactive system	101	167	(66)	61	115	(54)
ClouTea*	232	25	207	74	(25)	99
Total	$3,715	$3,364	$351	$1,443	$1,260	$183

Notes:

*	ClouTea is the revenue generated from our boba tea store opened in May 2023, in order to further develop our business model. This is our model store of interactive robot barista by utilizing our ADAM robot.

For the nine months ended June 30, 2024 and 2023, our overall robotics revenue was approximately $3,366 thousand and $3,171 thousand, respectively. The increase of approximately $195 thousand, or 7%, was brought on primarily by our increased service revenue of approximately $1,252 thousand, or 485% and leasing revenue of $458 thousand, or 314%, partially offset by the decrease in product revenue of approximately $1,515 thousand, or 55%. We are currently upgrading our product line to ensure we remain at the forefront of robotics technology. The Robotics as a Service (RaaS) model allows us to build stronger customer relationships, generate recurring revenue streams, and potentially achieve higher margins through premium services. We anticipate a temporary decrease in product sales during this transition to a RaaS model, which we expect to last for the remainder of this year. This will be mitigated by the launch of our new product line later this year.

For the three months ended June 30, 2024 and 2023, our gross revenue was $1,443 thousand and $1,310 thousand, respectively, the increase was mainly due to the increase in Service and ClouTea revenue, partially offset by the decrease in product revenue.

In the quarter ended June 30, 2024, we achieved significant progress in our commercial robot business development. Specifically, the deployment of our ADAM robot at Ghost Kitchens in Dawsonville, Georgia, marked the beginning of a planned expansion to 240 locations across the United States. ADAM’s advanced AI capabilities are set to improve operational efficiency and customer experience by automating beverage preparation, thereby addressing key challenges in the hospitality sector, such as consistency and labor shortages.

Additionally, we launched Medbot, an elevator-enabled medical delivery robot, to enhance operational efficiency in healthcare facilities. Medbot’s secure, 24/7 medication delivery services address the critical shortage of pharmacy staff, reduce operational costs, and improve patient care. This initiative highlights our commitment to utilizing robotic technology to streamline operations and improve service quality in various sectors.

We believe these advancements highlight the strategic value of our robotic solutions, establishing them as key drivers of future revenue growth. Our continuous innovations in both the hospitality and healthcare sectors are expected to play a pivotal role in the company’s financial performance and market expansion.

Cost of Revenue, Net

Cost of revenue, net, was approximately $1,411 thousand and approximately $1,520 thousand for the nine months ended June 30, 2024 and 2023, respectively. The approximately $109 thousand decrease, or 7%, was primarily due to the increase of our robotics service revenue in 2024. Robotic service revenue has a higher margin compared to other revenue streams. Cost of revenue, net, was approximately $429 thousand and $612 thousand for the three months ended June 30, 2024 and 2023, respectively. The approximately $183 thousand decrease was also primarily due to the increase of our robotics service revenue in 2024.

Gross Profit

Gross profit as a percentage of total revenue was approximately 62% for the nine months ended June 30, 2024 compared to approximately 55% for the nine months ended June 30, 2023. Gross profit as a percentage of total revenue was approximately 70% for the three months ended June 30, 2024 compared to approximately 53% for the nine months ended June 30, 2023.

Research and Development Expenses

Research and development expenses were approximately $1,633 thousand for the nine months ended June 30, 2024, representing an increase of $44 thousand compared to the same period in 2023. Research and development expenses were approximately $386 thousand for the three months ended June 30, 2024, representing an increase of $69 thousand compared to the same period in 2023. This increase reflects our ongoing efforts to optimize R&D spending while continuing to invest in developing innovative new products.

Sales and Marketing Expenses

Sales and marketing expenses were approximately $1,024 thousand for the nine months ended June 30, 2024, increased by approximately $808 thousand, or 375%, compared to $216 thousand for the prior year period. Sales and marketing expenses were approximately $237 thousand for the three months ended June 30, 2024, increased by approximately $187 thousand, or 375%, compared to $50 thousand for the prior year period. The increase in marketing costs was primarily due to our increased expenditure in large screen advertisement and social media marketing for our products in November and December 2023.

General and Administrative Expenses

General and administrative expenses were approximately $3,750 thousand for the nine months ended June 30, 2024, increased by approximately $1,219 thousand, or 48%, compared to $2,531 thousand for the prior year period. General and administrative expenses were approximately $1,286 thousand for the three months ended June 30, 2024, increased by approximately $342 thousand, or 36%, compared to $944 thousand for the prior year period. The increase for both period was primarily due to an increase in professional service fees and related expenses to maintain a public company status.

Other Income (Expense)

Total other expenses were approximately $761 thousand for the nine months ended June 30, 2024, increased by approximately $710 thousand, compared to $51 thousand for the prior year period. Total other expenses were approximately $100 thousand for the three months ended June 30, 2024, increased by approximately $51 thousand, compared to $51 thousand for the prior year period. The net increase in total other expenses for both periods was primarily due to the interest expense incurred within the nine months ended June 30, 2024. In February, March and April 2024, we issued three Notes to the Investor, totaling $3,000,000, in connection with the Standby Equity Purchase Agreement. In April 2024, we issued 259,350 Commitment Shares to the Investor, settling the outstanding balance of approximately $2,053,000 on the Notes. The Notes were fully repaid in July 2024.

Income Tax Benefit/(Expense)

Income tax expense was $317 thousand and zero for the nine months ended June 30, 2024, and 2023, respectively. The increase in 2024 was due in part to the annual income tax amount owed to the states and the federal government, and in part to the reversal of a portion of our Deferred Tax Asset (“DTA”). This reversal was triggered by a change in our forecast, indicating a lower likelihood of future taxable income. The DTA was initially established due to prior net operating losses.

Liquidity and Capital Resources

We believe that our existing cash as of the date of this Report will fund our current operating plans through at least the next twelve months from the date of this Report. We had operating cash outflows of $2,121 thousand for the nine months ended June 30, 2024 and $2,265 thousand for the nine months ended June 30, 2023, our working capital is in net asset position with $8,835 thousand as of June 30, 2024 and $4,092 thousand as of September 30, 2023. In addition, if needed, we expect to finance our future cash needs within the next twelve months from the date of this Report through founder investment, public or private equity or debt financings, third-party (including government) funding and marketing and distribution arrangements, the financing arrangements described above, as well as other collaborations, strategic alliances and licensing arrangements, or any combination of these approaches. If we raise additional funds through further issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences, and privileges superior to those of holders of our common stock, including shares of common stock sold in this offering.

On February 15, 2024, we entered into a Standby Equity Purchase Agreement (the “Purchase Agreement”) with YA II PN, Ltd. (the “Investor”), pursuant to which the Investor has agreed to purchase up to $50 million of the Company’s shares of Class B common stock over the course of 24 month period.

The price of shares to be issued under the Purchase Agreement will be 96% of the lowest volume weighted average price (the “VWAP”) of the Company’s Class B common stock for the three trading days immediately following the delivery of each Advance notice by the Company (the “Pricing Period”). Each purchase by the Investor (an “Advance”) is subject to a daily limit of 100% of the average daily trading volume of our Class B common stock, as reported by Bloomberg L.P., during the five trading days preceding our notice.

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

Each Note will accrue interest on the outstanding principal balance at the rate of 8% per annum and has a maturity date of February 15, 2024 (as may be extended at the option of the Investor). Beginning in May 2024, the Company was required to pay, on a monthly basis, one-nineth of the outstanding principal amount of each Note, together with accrued and unpaid interest, either (i) in cash or (ii) by submitting an Advance notice pursuant to the Purchase Agreement and selling the Investor shares, or any combination of (i) or (ii) as determined by the Company. The initial repayment is due 90 days after the issuance of the first Note, followed by subsequent payments due every 30 days after the previous payment. Unless otherwise agreed to by the Investor, any funds received by the Company pursuant to the Purchase Agreement for the sale of shares will first be used to satisfy any payments due under an outstanding Note.

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

Comparison of the nine months ended June 30, 2024 and 2023

The following table summarizes our cash flow information (in thousands) for nine months ended June 30, 2024 and 2023, together with the dollar change in those items from period to period:

	Nine months ended June 30,
	2024	2023	Change
Net cash provided by (used in):
Operating activities	$(2,121)	$(2,265)	(144)
Investing activities	135	(11)	146
Financing activities	10,754	2,517	8,237

Net change in cash and cash equivalents	$8,768	$232	8,536

Operating Activities

Net cash used in operating activities for the nine months ended June 30, 2024 was approximately $2,121 thousand, primarily due to a net loss of approximately $5,181 thousand offset by an increase of approximately $3,060 thousand in net operating assets and liabilities. The cash flow impact from changes in net operating assets and liabilities was primarily driven by decreases in accounts receivable of approximately $2,448 thousand, decreases in deferred tax assets of $518 thousand and inventory of approximately $424 thousand, partially offset by the increase in tax payable of $197 thousands and accounts payable of $111 thousand.

Net cash used in operating activities for the nine months ended June 30, 2023 was $2,265 thousand, primarily due to a net loss of $2,543 thousand and an increase of $268 thousand in net operating assets and liabilities. The cash flow impact from changes in net operating assets and liabilities was primarily driven by decrease in inventory of $687 thousand and increases in current operating lease liabilities of $81 thousand, partially offset by increases in accounts receivable of $70 thousand and prepaid expenses and other current assets of $162 thousand, and a decrease in accounts payable of $51 thousand, tax payable of $73 thousand, and non-current operating lease liabilities of $75 thousand.

Investing Activities

Net cash used for investing activities was approximately $135 thousand and approximately $11 thousand for the nine months ended June 30, 2024 and 2023, respectively. These amounts consisted of the cash used for lending to related parties slightly offset by sales of property in both periods.

Financing Activities

Net cash provided by financing activities totaled approximately $10,754 thousand for the nine months ended June 30, 2024. We raised approximately $9,278 thousand from issuance of Class B common stock and obtained short-term loans in the form of convertible Notes totaling $3 million from the Investor, as discussed above.

Net cash provided by financing activities totaled $2,517 thousand for the nine months ended June 30,2023. We raised $2,120 thousand from issuance of ordinary shares, received proceeds of $200 thousand from related party debt, and obtained $459 loans from third parties, offset by $140 thousand payment of related party debt and $122 thousand payment of loans from third parties.

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

Evaluation, Remediation, and Ongoing Improvement：

Under the supervision of our CEO, CFO, and VP of Finance, we continue to evaluate the effectiveness of our ICFR based on the 2013 COSO framework. We are committed to maintaining and improving our ICFR through ongoing monitoring and proactive measures.

In prior quarters, we successfully addressed a material weakness through the following actions:

●	Accounting Software Upgrade: Implemented QuickBooks Online to centralize transaction documentation, automate key accounting processes, and enhance data security.

●	Inventory Management Enhancement: Integrated QuickBooks’ inventory management module, improving real-time visibility, reducing calculation errors, and enhancing inventory accuracy.

Management believes the previously implemented measures, along with the following additional actions, have effectively addressed the material weakness identified in prior periods and significantly strengthened our overall internal control over financial reporting (ICFR):

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

Changes in Internal Control over Financial Reporting

As of March 31, 2023, as a privately owned company, we were not subject to the Sarbanes-Oxley Act of 2002, the rules and regulations of the SEC, or other corporate governance requirements applicable to public reporting companies with respect to the establishment of internal controls over financial reporting. As described within the remedial measures above, during the period ended June 30, 2024, we developed and commenced the implementation of internal controls over financial reporting, and we are continuing to develop and implement internal controls over financial reporting.

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

(b) Changes in Internal Control over Financial Reporting

There has not been any change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during our fiscal quarter ended June 30, 2024 that has materially affected, or is likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

To the knowledge of our management team, there is no litigation currently pending or contemplated against us, any of our officers or directors in their capacity as such or against any of our property.

Item 1A. Risk Factors.

As a smaller reporting company under Rule 12b-2 of the Exchange Act, we are not required to include risk factors in this Report. However, as of the date of this Report, other than as set forth below, there have been no material changes with respect to those risk factors previously disclosed in our (i) registration statement for our initial public offering and (ii) 2023 Annual Report. Any of these factors could result in a significant or material adverse effect on the results of our operations or financial condition. Additional risks could arise that may also affect our business or ability to consummate an initial business combination. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

The market price and trading volume of our Class B common stock may continue to be highly volatile, which could lead to a loss of all or part of a stockholder’s investment.

The market price and trading volume of our Class B common stock has fluctuated widely since the beginning of the calendar year. During the period from January 1, 2024 to the date of this Report, the trading price of our Class B common stock has fluctuated from an intra-day high of $12.29 on January 24, 2024 to a low of $0.37 on August 6, 2024.

The market price of our Class B common stock is affected by a variety of factors, including but not limited to:

●	analyst reports that may be published about our company or our industry;

●	our ability to execute our anticipated business plans and strategy;

●	actual or anticipated fluctuations in our quarterly or annual operating results;

●	our ability to obtain additional capital which will be necessary to continue our business and operations;

●	changes in financial or operational estimates or projections;

●	changes in the economic performance or market valuations of companies similar to ours;

●	the impact of pandemics, inflation, war, other hostilities and other disruptive events on our business or that of our customers, partners, and supply chain or on the global economy; and

●	our ability to comply with the continued listing requirements of Nasdaq and maintain our listing on Nasdaq.

In addition, the trading price and trading volume of our Class B common stock has very recently and at certain other times in the past exhibited, and may continue to exhibit, extreme volatility, including within a single trading day. Such volatility could cause purchasers of our Class B common stock to incur substantial losses. For example, on July 22, 2024, the trading price of our Class B common stock ranged from an intra-day high of $2.59 to an intra-day low of $1.31, on trading volume of approximately 100 million shares, and on August 7, 2024, the trading price of our Class B common stock ranged from an intra-day high of $0.728 to an intra-day low of $0.5413, on trading volume of approximately 188 million shares. With respect to certain such instances of trading volatility, we are not aware of any material changes in our financial condition or results of operations that would explain such price volatility or trading volume, which we believe reflect market and trading dynamics unrelated to our operating business or prospects and outside of our control. We are thus unable to predict when such instances of trading volatility will occur or how long such dynamics may last. Under these circumstances, we would caution you against investing in our Class B common stock unless you are prepared to incur the risk of incurring substantial losses.

A proportion of our Class B common stock may be traded by short sellers which may put pressure on the supply and demand for our Class B common stock, creating further price volatility. In particular, a possible “short squeeze” due to a sudden increase in demand of our Class B common stock that largely exceeds supply may lead to sudden extreme price volatility in our Class B common stock. Investors may purchase our Class B common stock to hedge existing exposure in our Class B common stock or to speculate on the price of our Class B common stock. Speculation on the price of our Class B common stock may involve long and short exposures. To the extent aggregate short exposure exceeds the number of shares of common stock available for purchase in the open market, investors with short exposure may have to pay a premium to repurchase our Class B common stock for delivery to lenders of our Class B common stock. Those repurchases may in turn dramatically increase the price of our Class B common stock until investors with short exposure are able to purchase additional common stock to cover their short position. This is often referred to as a “short squeeze.” Following such a short squeeze, once investors purchase the shares necessary to cover their short position, the price of our Class B common stock may rapidly decline. A short squeeze could lead to volatile price movements in our shares that are not directly correlated to the performance or prospects of our company and could cause purchasers of our common shares to incur substantial losses.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

On June 13, 2024, King Bliss Limited converted 2,200,000 shares of Class A common stock into shares of Class B common stock on a one-for-one basis pursuant to the provisions of the Company’s Second Amended and Restated Articles of Incorporation.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
10.1	Promissory Note issued to YA II PN, Ltd. dated April 15, 2024 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on April 22, 2024).
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

**	Furnished.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RICHTECH ROBOTICS INC.

Date: August 14, 2024	By:	/s/ Zhenwu Huang
	Name:	Zhenwu Huang
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: August 14, 2024	By:	/s/ Zhenqiang Huang
	Name:	Zhenqiang Huang
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)