Form 10-K
period 2024-09-30
RICHTECH ROBOTICS INC.
filed 2025-01-14
CIK 1963685

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2024

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

(866) 236-3835

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Trading Symbol(s):	Name of Each Exchange on Which Registered:
Class B Common Stock, par value $0.0001 per share	RR	The Nasdaq Stock Market LLC

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

As of January 14, 2025, there were 39,934,846 shares of Class A common stock outstanding and 72,117,398 shares of Class B common stock outstanding.

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

Unless the context requires otherwise, references in this Report to “we,” “us,” “our,” “our company,” “the Company,” “Richtech” or similar terminology refer to Richtech Robotics Inc., including its consolidated subsidiaries.

ITEM 1. Business

Overview

We are a developer of advanced robotic technologies focused on transforming labor-intensive services in hospitality and other sectors currently experiencing unprecedented labor shortages. With a global R&D team based out of China and the United States, we design, manufacture and sell robots to restaurants, hotels, senior living centers, casinos, factories, movie theaters and other businesses. Our robots perform a variety of services including restaurant running and bussing, hotel room service delivery, floor scrubbing and vacuuming, and beverage and food preparation. We design our robots to be friendly, customizable to client environments, and extremely reliable. For example, our food service delivery robots typically make over 1000 deliveries every month in busy environments, while our medical robots are utilized for tasks such as delivering medications and supplies in hospitals, enhancing operational efficiency. Our current customer base includes major hotel brands, national chain restaurants, leading senior care facilities, and top casino management companies, and prominent healthcare institutions.

Our mission is to integrate robotics and automation into our everyday lives. We envision ourselves becoming the first robotics “Super-operator,” where thousands of our robots are deployed out in the field and managed by Richtech’s AI Cloud Platform (ACP). As a Super-operator, our robotic fleet will be performing a wide variety of tasks within a business, from completing deliveries and scrubbing floors to cooking noodles, preparing drinks, and supporting logistics in hospitals. Our ACP platform will allow businesses to plug in their robots and immediately leverage an immense amount of data to optimize workflows, lower management complexity, and minimize labor dependency.

Recent Developments

Ghost Kitchens Letter of Intent

On October 16, 2024, we entered into a binding Letter of Intent (the “LOI”) with Ghost Kitchens America. Under the terms of the LOI, the parties agreed to enter into a franchise agreement, pursuant to which the Company will acquire exclusive rights to operate 20 Walmart-located “One Kitchen” restaurants in Arizona, Colorado, and Texas. These restaurants will be directly managed by the Company’s subsidiary, AlphaMax Management LLC, with the aim of optimizing restaurant operations through robotics and AI cloud technology. The foregoing summary of the terms of the LOI are subject to, and qualified in their entirety by, the LOI, a copy of which is filed as Exhibit 10.1 to this Report and are incorporated herein by reference.

Registered Offering

On August 29, 2024, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with certain institutional investors (the “Investors” and, together with the retail purchasers who purchased securities in the Offering (as defined below) pursuant to the Company’s prospectus, dated August 29, 2024, as filed with the Securities and Exchange Commission (the “SEC”) on August 30, 2024 (the “Prospectus”), the “Purchasers”). Pursuant to the terms of the Purchase Agreement and the Prospectus, the Company agreed to sell, in a public offering (the “Offering”), (i) an aggregate of 13,242,963 shares (the “Shares”) of the Company’s Class B common stock, (ii) pre-funded warrants to purchase up to 2,312,594 shares of Class B common stock (the “Pre-Funded Warrants”), and (iii) warrants to purchase up to 15,555,557 shares of Class B common stock (the “Common Warrants”), at a purchase price per Share and accompanying Common Warrant of $1.35. The Pre-Funded Warrants were exercisable immediately on the date of issuance at an exercise price of $0.00001 per share and may be exercised at any time until all of the Pre-Funded Warrants are exercised in full. The Common Warrants are exercisable immediately on the date of issuance at an exercise price of $1.35 per share and will expire five years from the date of issuance. The Offering closed on September 3, 2024.

Rodman & Renshaw LLC acted as the exclusive placement agent (the “Placement Agent”) for the Company, on a “reasonable best efforts” basis, in connection with the Offering. Pursuant to an engagement letter dated June 4, 2024, the Placement Agent received a cash fee equal to 7.0% of the aggregate gross proceeds of the Offering. The Company also paid the Placement Agent certain out-of-pocket expenses, including its legal counsel, in the amount of $80,000 and an additional $15,950 for its clearing expenses. The Placement Agent also received warrants (the “Placement Agent Warrants”) to purchase a number of shares of Common Stock equal to 7.0% of the aggregate number of Shares and Pre-Funded Warrants sold in the Offering. The Placement Agent Warrants have substantially the same terms as the Common Warrants, except that the Placement Agent Warrants have an exercise price of 125% of the combined offering price per Share and accompanying Common Warrant and have an expiration date of five years from the commencement of sales in the Offering.

The net proceeds to the Company from the Offering, after deducting the Placement Agent’s fees and expenses but before paying the Company’s estimated offering expenses, were approximately $19.4 million. The Company intends to use the net proceeds from the Offering for working capital, general corporate purposes, including the further development of its product candidates, and the procurement of inventory, specifically for robotic hardware.

The Shares, Pre-Funded Warrants, Common Warrants, Placement Agent Warrants and the shares of Class B common stock issuable upon exercise of the Pre-Funded Warrants, Common Warrants, Placement Agent Warrants were offered and sold by the Company pursuant to the Prospectus, which formed a part of the Company’s registration statement on Form S-1 (File No. 333-281789), filed with the SEC on August 27, 2024 and subsequently declared effective on August 29, 2024, and an additional registration statement on Form S-1MEF filed pursuant to Rule 462(b) under the Securities Act of 1933, as amended, which became automatically effective on August 29, 2024.

The forms of the Purchase Agreement, the Pre-Funded Warrant, the Common Warrant, and the Placement Agent Warrant are filed as Exhibits 10.17, 4.3, 4.4, and 4.5, respectively, to this Report. The foregoing summaries of the terms of these documents are subject to, and qualified in their entirety by, such documents, which are incorporated herein by reference.

As of the date of this Report, the Investors have exercised their Pre-Funded Warrants in full, at an exercise price of $0.00001 per share, for an aggregate of 2,312,594 shares of Class B common stock. The Company received aggregate gross proceeds of $23.13 in connection with the exercises of the Pre-Funded Warrants. As of the date of this Report, the Investors have exercised Common Warrants for an aggregate of 9,788,278 shares of Class B common stock, for aggregate proceeds of approximately $13.2 million. The Placement Agent is entitled to 7% of the proceeds generated from warrant exercises.

Corporate History and Corporate Structure

We were originally founded as Richtech Creative Displays LLC in Nevada in July 2016, and we converted to Richtech Robotics Inc., a Nevada corporation, in June 2022. We completed our initial public offering on November 21, 2023, and shares of our Class B common stock began trading on the Nasdaq Capital Market on November 17, 2023 under the symbol “RR.”

To further support our clients in optimizing the use of ADAM robots and enhancing the efficiency of their operations, we established a wholly-owned subsidiary, Alphamax Management LLC, in June 2024. Alphamax Management LLC provides business management and operational services to help our clients better integrate robots into their workflow.

Our Products and Services

Our products are categorized into three kinds of service automation: indoor transport and delivery, sanitation, and food and beverage automation. Our target market is the hospitality sector, which includes restaurants, hotels, casinos, resorts, senior care, hospitals, and movie theaters. We also plan to leverage our expertise in food automation to bring services directly to the consumer with the ADAM system which is described below.

The majority of our robots can be characterized as Autonomous Mobile Robots (“AMRs”), meaning that our robots can understand and move through its environment independently. AMRs differ from their predecessors, Autonomous Guided Vehicles (“AGVs”), which rely on tracks or predefined paths and often require operator oversight. Our AMRs understand their environment through an array of advanced sensors, with the primary sensor being a LiDAR which stands for Light Detection and Ranging. The LiDAR is able to create a 2D map of the environment by sending out laser pulses and measuring the time it takes to bounce back, similar to sonar but far more accurate. Secondary sensors such as RGBD cameras that detect color and depth of images, ultrasonic proximity sensors, and standard AI machine vision that can recognize objects are used in sync to create an in-depth understanding of the robot’s environment. These sensors, combined with a robust navigation software stack based on AI algorithms, provides our robots the ability to perform dynamic path planning through their environments.

Our ACP service is a business optimization tool that allows customers to benefit from the rich operational data generated by the robots. Each AMR can operate independently in the real world and report data up to the ACP. The ACP can then utilize the data to optimize workflows, enhance guest experiences, and minimize waste. The ACP will store robot utilization metrics for analyses and reporting, providing clients with detailed operational data. Lastly, one of the most important features of the ACP is that it allows multiple types of robots to operate in the same environment, utilizing the same integrations and providing data back to a centralized point.

Indoor Transport and Delivery

In the transport and delivery category we have four main product lines, the Matradee line of server assistant robots geared towards restaurants and restaurant-like environments, the Medbot line designed specifically for hospital deliveries, the Titan line for heavy duty payloads in central distribution facilities and general transport duties, and the Skylark line of service robots customized for hotel and room service applications.

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

Medbot is designed specifically for secure and efficient deliveries in hospitals and other healthcare spaces. This line of robots is a rebranding of the Richie/Robbie robotic line to help customers better associate the robot to specific applications. The robot has 4 secured compartments that can be configured to deliver items to up to 4 different destinations per trip. Through our ACP, the Medbot can travel on elevators and through secure doors providing a fully autonomous delivery solution in extremely dynamic environments. The Medbot has a very robust suite of sensors that allows it to be very nimble and intelligent when navigating highly complex unstructured environments around people as well as large obstructions like hospital beds and trash bins. From our deployments in the field, a fleet of 5 Medbots can make around 8,000 deliveries per month, traveling over 600 miles, with over 600 hours of active runtime between them. This alleviates one of the toughest tasks on hospital staff, and provides a very strong return on investment (“ROI”) for the hospital. We expect to launch multiple pilot installations in fiscal year 2025.

Titan is the newest addition to our delivery robot lineup, adding an option for customers looking for more heavy duty AMR delivery options. The current version of Titan can carry between 330 to 440 pounds, with additional models able to carry over 1,000 pounds in development. Titan was designed with modularity and ease of implementation in mind, as it can lift any rack as long as the rack meets a certain set of general parameters. This provides Titan with a very large addressable market in and outside the hospitality space. For example, factories and warehouses can utilize Titan for delivery of large objects over large spaces, up and down elevators and through secure doors. Titan broadens the applications where we can apply our AMR technology to improve efficiency and solve labor challenges. We believe that Titan will play a large role in increasing the total number of robots deployed due to its broad applicability.

Skylark represents a set of robots that are designed specifically for hotel and applications where room service is an element of the client’s business. This product’s addressable market primarily consists of hotels, senior living, and apartment buildings. The design of Skylark revolves around modularity, and adaptability to the environment it is deployed in. The system consists of a base navigation module and several modular attachments specialized for specific tasks such as delivery or cleaning. Currently, the Skylark has a cleaning attachment for vacuuming and mopping floors, and a enclosed delivery attachment for room service and package delivery. Additional attachments are scheduled for release in the future, including a security and laundry attachment. One important element of Skylark is that all attachments are customized specifically for the hotel environment. This means the design accounts for common issues such as door width, elevator navigation, and specific low-obstacle avoidance problems not common in other AMR application scenarios. The modular Skylark robot provides an all-in-one solution that emphasizes ROI and ease-of-use.

Sanitation

DUST-E is our autonomous commercial cleaning robot product line that features two distinct models the S and MX.

The S is designed for medium sized environments under 100,000 sq. ft. The primary use case for the S is in open commercial spaces such as lobbies of hotels and more challenging surfaces such as those of restaurants where there may be food debris and spills. The S utilizes a high-power vacuum and multi-roller system that categorizes the debris it picks up for a one-pass cleaning efficiency. The S comes with a number of advanced features including a charging station, scheduled cleaning functions, and precise localization that brings down the wall gap to just three centimeters.

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

Data collected by the ACP provide clients with utilization metrics as well as a cleaning map which show the path the robot took during its cleaning routine. The ACP is expected to provide reminders for routine replacement of consumable and renewable components, and preemptive maintenance alerts for all robots.

Food and Beverage Automation

ADAM is our food and beverage automation robot developed on the NVIDIA Jetson Orin platform. The core concept of ADAM is to develop a fully independent food and beverage business based entirely on robots and automation. The dual six-degree-of-freedom robotic arms are designed to provide the same level of flexibility as a human arm, allowing ADAM to easily emulate human movements. We designed ADAM to be friendly and approachable by giving it a white and round exterior, and designed it to look more like a robot than a human to avoid the “uncanny valley” effect. (The uncanny valley is a concept that suggests that humanoid objects that imperfectly resemble actual human beings provoke uncanny or strangely familiar feelings of uneasiness and revulsion in observers. “Valley” denotes a dip in the human observer’s affinity for the replica, a relation that otherwise increases with the replica’s human likeness.) Future features are expected to include adding natural language processing to allow customers to directly speak their orders to the robot as they would with an employee.

ADAM is capable of making a wide variety of beverages including coffee, craft cocktails, and Boba tea autonomously. ADAM is currently serving customers at various venues across the country including inside supermarkets, stadiums, hospitals, and coffee shops across the country. Since 2022, we have rented the ADAM system out for corporate and celebrity events. Clients included global tech firms, accounting firms, global alcoholic beverage companies, and U.S. celebrities. In fiscal year 2024, we accomplished $857,000 in revenue from leasing ADAM for events.

Scorpion is a new product for 2025, developed on the same architecture as ADAM, Scorpion can perform many of ADAM’s AI functions at a lower cost and smaller footprint. Additional AI camera systems allow for new features such as gesture and face recognition. These additional features, along with the smaller footprint, provide a more intimate experience for guests. Scorpion also has the unique ability to personalize any traditional cocktail recipe. Just tell Scorpion what mood you are in, and it will craft a totally unique cocktail based on your input and information collected through its sensors. The smaller footprint allows for this intelligent AI bartender to be deployed in a wider variety of environments, providing a more engaging and unique experience, while significantly improving ROI and affordability.

On October 17, 2024, we announced our plans to launch 20 robotic restaurant locations in Walmart stores across the country. As of the date of this Report, two locations have been secured via franchise agreements: (1) on September 10, 2024, the Company signed a franchise agreement for a new location in Peachtree City, Georgia. This location, slated to commence operations in January 2025, will be operated by Alphamax Management LLC, a wholly-owned subsidiary of the Company; and (2) on August 20, 2024, the Company amended an existing franchise agreement originally intended for Clovis, California, relocating the franchise to Oceanside, California.

Clouffee & Tea

Clouffee & Tea is our first self-owned restaurant brand. The concept behind Clouffee & Tea is to seamlessly blend innovative technology with a vibrant coffee and tea culture to create an engaging customer experience. Robotic operation presents a uniquely scalable franchise model, which we plan to demonstrate as a successful blueprint for integrating robotics into coffee and tea shop operations. Beyond redefining the beverage experience, Clouffee & Tea will serve as a dynamic platform for technological application and iteration. It will allow us to utilize real-world scenarios for testing new robotic technologies while opening an additional revenue growth channel for the Company. Clouffee & Tea, will open its inaugural franchise store in Las Vegas, Nevada in late January 2025, adding another dimension to our growth strategy

Our Industry

Our product family was designed to provide labor-intensive businesses with robotic automation solutions. Hospitality is one of the most labor-intensive industries, which is why we have deployed our robots across restaurants, hotels, casinos, hospitals, bars, event spaces, and senior living homes.

The nonindustrial service robotics sector includes warehouse picker robots, self-driving floor scrubbers, customer service robots, delivery robots, surgery robots, food harvesting robots for agriculture, underground and underwater inspection robots, security robots, military defense robots, robots for healthcare logistics, drug research robots and others. The market is currently in the phase where end-users and system integrators are still gaining experience in adoption and implementation of nonindustrial service robots. In North America, the primary driver for adoption is expected to be the ongoing trend to automate menial or non-value-adding-tasks. These tasks include cleaning, transport and delivery, hospital logistics, and food preparation.

Market Opportunities

The primary market for our robots and automation tools are businesses that cannot find affordable or reliable labor to perform certain task. We believe that the current economic environment provides conditions that should drive growth. As of September 2024, there were 13.7 million job openings in the United States, surpassing the number of unemployed Americans. Two key markets for our service robots—restaurants and hotels—present significant opportunities. The American Hotel and Lodging Association reports that the lodging industry encompasses over 55,900 properties nationwide, with 1 in 25 U.S. jobs tied to this sector. The industry contributes an impressive $660 billion annually to the nation’s GDP. Meanwhile, the restaurant sector, the second-largest private employer in the country, employs 1 in 10 Americans. According to the National Restaurant Association, eating and drinking establishments add $1.4 trillion to the U.S. economy in 2024, representing approximately 6% of real GDP.

The healthcare sector is also experiencing an unprecedent shortage of workers. According to the American Hospital Association, there will be a shortage of 100,000 critical health care workers by 2028. There is a large market opportunity in solving operational challenges within hospitals due to the critical nature of patient care.

An October 2024 report released by the McKinsey Global Institute estimates that 40% of physical work done by people will be automated in less than 20 years. According to the report, the primary benefits of robotics is in addressing labor shortages, increasing throughput, decreasing downtime, and creating safer work environments. Our products not only provide a solution to the labor challenges faced by businesses today, but also a way to improve guest experience, lower operation costs and complexity, and provide a long-term path to stable growth. We believe the excitement around robotics and automation will help accelerate customer adoption of our solutions.

Future Growth Opportunities

Since becoming a public company in November of 2023, we at Richtech have been focused on executing on our business objectives. The company has made a full transition to offer primarily RaaS products to build a sustainable and scalable business model. We have deployed our restaurant robotic concepts at strategic high-visibility locations. Our diverse customer base and pipeline spans businesses from healthcare to automotive. At Richtech, we continue to lean into our competitive advantages to bring exceptional value to end users. As we continue to drive innovation and expand our market presence, we are strategically positioned to capitalize on multiple growth avenues across our business. Below are the key components of our future growth strategy:

Expansion of RaaS Customer Base and Sales Pipeline

2024 has been a momentous year for us, with plenty of transitions, new products and new verticals. Our foray into the healthcare space over the last year has been brief but fruitful. We have signed an agreement for a multi-unit deployment at one of the most prestigious hospitals in the country, with several pilot installations scheduled for Q1 2025 at a few of the largest health systems in the southeast. We have opened conversations with over 15 integrated delivery networks (IDNs) representing over 300 individual acute care hospitals across the country. Our vision is to become one of the largest holistic provider of hospital robotic automation systems in the country by 2026. Combining our technical expertise with a sophisticated understanding of how to generate value in healthcare has meant that we are offering cutting-edge services. Interest in automation within this vertical is very high and we plan to continue expanding in this space.

Automotive will also be a key vertical for us in the next few quarters. Adoption of our Titan robot has been rapid, challenging our teams to add on additional staffing to cope with implementation demand. Our current customer pipeline represents over 1,000 end users. We believe this market will have the highest number of robot deployments over the next few quarters.

Within all the verticals we work in, Richtech’s objective is to solve issues efficiently, bringing value through innovative robotic solutions that are reliable and cost effective. We continue to innovate, listen to our customers, and deliver competitive and quality solutions to the market.

Operational Robotics Restaurants and Partnership with Ghost Kitchens

In the restaurant sector, our collaboration with Ghost Kitchens and operations in high-foot-traffic locations like Walmart represent a significant growth opportunity. We have already secured 20 Walmart locations, with the first restaurant set to launch in December 2024. These robot-powered restaurants integrate beverage preparation, food delivery, and other automated services, offering a unique customer experience and cost-efficiency. To support this initiative, we have established Alphamax Management LLC, a wholly owned subsidiary dedicated to standardizing operations and creating scalable models. These frameworks will serve as a blueprint for other operators, enabling us to monetize operational expertise in the future. Additionally, our first self-owned brand, Clouffee & Tea, will open its inaugural franchise store in late January 2025, adding another dimension to our growth strategy.

Strategic Partnerships and New Initiatives

We continue to expand our partnerships to drive innovation and market penetration. Starting in 2025, we plan to launch a food trailer project with our partners, targeting mobile food services. Through Zipphaus Plus LLC, our joint venture established in 2024, we have secured partnerships with Peet’s Coffee and Kaiser Permanente to operate robotic coffee shops, further diversifying our revenue streams and enhancing brand visibility.

Global Expansion Across Key Markets

As part of our long-term growth plan, we are actively expanding our presence in international markets, including Asia, Australia, and Europe. Leveraging joint ventures and distributor networks, we aim to establish a strong foothold in these regions. We expect these efforts to contribute significantly to our revenue growth in fiscal year 2025 and beyond, reinforcing our position as a global leader in robotics solutions.

Our Competitive Strengths

We believe we are one of the current leaders in the service robotics market for the following reasons:

●

First Mover Advantage: The nonindustrial service robotics market has no clearly defined market leader. Our Matradee robot is one of the earliest restaurant service robots to launch in the U.S. market, and we believe we are recognized by customers and competitors as an established brand in the restaurant service robotics space. We believe that there is only one other competitive product that was launched for room service delivery prior to our Richie and Robbie (now rebranded as Medbot) being introduced to the market. Based on our extensive knowledge of the service robotics industry, we believe ADAM to be one of the earliest commercialized humanoid robots in the U.S. that can be utilized to serve both food and beverages in a real-world environment. We have not seen any other dual-arm humanoid robot such as ADAM with full AI capabilities that has come to market and been deployed at any scale in the United States.

●	Deployment Experience and Market Knowledge: The accumulation of experience operating in the US robotics sector gives us an upper hand against new market entrants. Our understanding of market dynamics and operational practices built up over the last several years puts us ahead of our competitors. This knowledge also allows us to be nimble and focus in on non-obvious profit centers and verticals. We understand what models work and why they work, allowing our team to build long-term strategic plans with minimized risks. Together with our technology advantage, business experience advantage, and operational efficiency advantage, we can execute on aggressive expansion plans in nascent markets with relatively low risk.

●	Reliable Technology: Our reliable AI navigation and obstacle recognition algorithms provides our robots with what we believe is best-in-class reliability and performance. The combination of advanced sensors and redundant obstacle avoidance protocols makes our robots extremely safe and intelligent. The ACP maximizes the potential of the data generated by these robots to provide clients a level of insight into the day-to-day operation of their businesses. Advanced features of the ACP include robot control and analysis systems, preemptive maintenance systems, and business optimization systems. One of the key advantages of the ACP is that it allows our AMRs to reliability navigate elevators in multi-floor buildings. The ACP will prioritize and manage the movement of our AMRs inside these buildings, avoiding congested areas and continuously learning how to optimize travel from point A to point B.

●	Broad Product Offerings and Synergies: Unlike our competitors that only provide one robot or one type of robot, we have a breadth of robotic solutions to deploy depending on a client’s needs. This is very advantageous as we can bring in new customers from a variety of different use cases and attempt to encourage customers to consider our other robotic solutions, providing a holistic approach to our client’s needs. If a hotel client is having difficulty finding servers for their restaurants, they are most likely also experiencing shortages in cleaning staff, front desk staff, room service staff, cooks, greeters, bartenders etc. Having a variety of products not only provides clients with a one-stop-shop for their service robotic needs, it also creates the impression that we are a reliable resource to consult as they approach the general adoption and implementation of robotic solutions across different sectors of their business. A broad product offering also opens opportunity for cross-selling and upselling within the same customer base.

●	Distribution: We have an extensive network of distribution channels with over 30 regional and national distributors. These distribution partners span across a broad array of sectors including healthcare, senior living, hotels, and restaurants. Distribution partners are engaged after a review of market opportunities they bring to Richtech and their company’s capabilities as a distributor. During this engagement process distribution terms are discussed and a distribution agreement is eventually signed.

●	Enterprise Partnerships: We have executed Master Service Agreements (“MSAs”) with several large enterprise customers that in total represent over 9,000 restaurants and hotels. Our enterprise customers represent the largest players in the restaurant, hotel, senior living, and casino industries. We believe our ability to form enterprise level partnerships will be a major differentiating factor between us and competitors over the next two-three years.

●	Business Model: Richtech is at the forefront of the service robotics market with its current technology and resources to launch a robotics-based franchise business. We believe this is the best way to capitalize on our technology allowing us to produce food and beverage delivery products at a lower cost than competitors. This business model also solves for two of the significant problems the hospitality industry currently faces, labor and quality control. With our transition to Robot-as-a-service (“RaaS”) for our AMR fleet, we are looking to build long-term relationships with Clients, guarantee strong recurring revenue, and create upsell potential for additional services. Our goal is to build a large base of RaaS and franchise customers that will allow us to leverage economies of scale as a competitive advantage.

●	Market Coverage: Richtech currently provides deployment and maintenance services to the entire continental United States and Hawaii. We have deployments in over 40 states and anticipate adding more on a monthly basis. Our ability to maximize the addressable market should accelerate the growth of our business. With a larger market share, we can utilize economies of scale to better compete against our competitors.

Our Strategies

We intend to establish ourselves as the leading provider of service robotic solutions by developing, manufacturing, and deploying novel products that address the growing need for automation across all key target sectors. The key components to our growth strategy include:

●	Building our commercial organization: We plan to expand our sales teams to increase our coverage across specific target verticals. Currently, we are in the process of building sales and fulfillment teams specializing in specific target verticals such as healthcare, hotels, F&B and others. Sales teams will be guided by specific KPIs and sales goals aimed to achieve high quantity robot deployments. Support and fulfillment teams will continue to be scaled along with the number of deployments.

●

Penetrate the hotel market with Medbot and Titan: The focus of our marketing and sales efforts will be on expanding our market share in high-value nascent market niches. This strategy is centered around tackling priority markets where there are currently few or no competitors. With our RaaS model, we plan to build a strong long-term customer base that we can leverage as we launch additional services in that niche. The goal is to to increase our market share and occupy a leading position in a short period of time.

●	Launch and scale our robotics franchise brand: Our first robotic franchise location is expected to open in early 2025 in Las Vegas for our Clouffee & Tea Robotic restaurant brand. We expect to expand this business with additional franchisees through fiscal year 2025. These locations will be in addition to our corporate owned robotic restaurant locations in Walmarts around the country. All restaurant operations will be done through our subsidiary hospitality management company, Alphamax Management LLC. A robotics-based restaurant business addresses the two biggest challenges facing franchisees of traditional restaurants today, which are labor and quality consistency. This opens the way for a wide variety of scalable businesses based on the ADAM system. We expect that the franchise robotic restaurant business will generate significant recurring revenue.

●	Establish enterprise partnerships: We plan to continue to place strong emphasis on forming enterprise relationships all target sectors. We see enterprise adoption as the biggest stepping stone towards our success. By securing enterprise clients, we will be able to represent ourselves as the most qualified vendor in the service robotic market.

●	Expanding our R&D team: We intend to continue to invest heavily in the technical development of new robots and expand our service offerings. This will require us to form additional technical teams to support this development. This new line of robotics will be focused on alleviating skilled nursing duties and substituting for strenuous repetitive tasks that are necessary to keep elderly guests healthy.

●

International Expansion: We are in the process of concluding talks with parties located in Europe, Korea, China and Australia to establish joint ventures (“JVs”) for the purpose of bringing our products to international markets. These JVs will be primarily run by our partners in those regions. The primary objective of the JVs will be to sell and distribute products, develop new region-specific or vertical-specific solutions, and tap into international resources for market expansion.

Pivot to Raas Business Model

In fiscal year 2025, we are moving to a RaaS business model for the majority of our mainstream robot solutions. The Robot-as-a-Service model offers a more flexible, cost-effective, and scalable solution compared to outright robot purchases, making it the smarter choice for both Richtech and our customers. For customers, RaaS eliminates the need for large upfront investments, turning capital expenses into manageable operational costs. It minimizes financial risks, enables seamless upgrades to the latest technology, and ensures ongoing maintenance and support of the technology. For Richtech, RaaS creates a predictable, recurring revenue stream rather than relying on sporadic, high-stakes sales cycles. This subscription-based model supports long-term planning, reduces reliance on constantly finding new customers, and fosters lasting customer relationships that drive loyalty and feedback loops for product improvement.

In industries with evolving needs, like automotive dealerships, RaaS aligns the goals of both the customer and the provider, transforming robotics from a one-time transaction into a sustainable and profitable partnership. Through these partnerships, we plan to deepen our understanding of the markets we serve and develop new high-value solutions that are tailored to customer needs. In the long run, this approach will enhance the value of our robotic solutions, enabling us to create an integrated ecosystem that addresses broader business challenges and deliver greater value to our customers.

While the transition to RaaS will require Richtech to take on additional risk when deploying robots due to the upfront investment in the robot itself and setup costs, we believe that the benefits far outweigh the risks. We are already seeing an increase in deployment numbers and customer adoption since the transition in September 2024. Over a five-year period, RaaS delivers at minimum a 34% boost   in customer lifetime value. We believe that customers feel safer signing a RaaS compared to an outright purchase when it comes to adopting new technologies. For Richtech, this facilitates our goal in building a scalable and sustainable business model with a loyal base of customers.

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

The companies which pose the greatest competitive challenges to us, by product line, are listed below:

●	Matradee

●	Bear Robotics, Inc.: Bear Robotics, based in Redwood City, California, offers the Servi robot. This robot is a round restaurant robot that is smaller, costlier to own, and less reliable than our Matradee. This is because Bear only offers customers a Robot-as-a-Service pricing model while we offer customers the ability to own the robot. The tray on our Matradee is 40% larger and we have one extra tray, which means our robot provides 60% more capacity than Servi. Additionally, Matradee is network independent while Servi requires constant network connectivity to function reliably.

●	Pudu Technology Inc.: Pudu is robotics company based out of China that manufactures a variety of delivery robots. While Pudu robots are cheaper, they only operate in the United States through a distributor network and have no direct customer support or service network.

●	Medbot

●

Savioke, Inc.: Founded in 2014, their Relay robot performs similar room service delivery tasks as Medbot. However, their robot has continued to face technical challenges which has stifled their growth. Our robots have larger carrying capacities and accessory functions such as the AVM which we believe provides more value to customers. Savioke was acquired by Relay Robotics Inc. in May 2022.

●	Aethon: A long-time player in hospital delivery automation, established in 1997, the company is currently owned by the Singaporean sovereign wealth fund. While it has enjoyed being the only solution provider in the space for a number of decades, it has failed to impress customers, leaving most users looking for other solutions when contracts come to term. The technology they use is also outdated, their robots get lost, break down often, and cannot navigate around hallway obstacles.

●	Titan

●	Pudu Technology Inc.: Pudu is a robotics company based out of China that manufactures a variety of delivery robots. While Pudu robots are cheaper, they only operate in the United States through a distributor network and have no direct customer support or service network. While they have a similar robot to Titan, their product development teams are not as agile in providing custom solutions to customers.

●	Skylark

●	Savioke, Inc.: Savioke/Relay Robotics is the largest provider of hotel room service robotics in the US. Relay only provides one type of solution, while Skylark is multi-functional by design. The value of Skylark to the customer is higher than what is provided by Relay’s product.

●	DUST-E

●	Avidbots Corp: Avidbots is a Canadian company that designs and manufactures Neo, which is a functional equivalent of the DUST-E MX. The MX offers similar functionality for over $10,000 less, and lower maintenance costs. Avidbots do not manufacture any other models of cleaning robots outside of Neo, limiting their ability to compete with us to only large public and commercial spaces.

●	Tennant Company: Based in Minnesota, Tennant’s T7AMR and equivalent robotic ride-on floor scrubbers are direct competitors to the MX. Tennent does not provide smaller cleaning robots limiting their ability to compete with us to only large public and commercial spaces. Additionally, the T7AMR is extremely bulky as it is designed to have a seat for the rider which severely limits its applications in environments that have narrow hallways such as schools, hospitals, and universities.

●	ADAM

●	Miso Robotics Inc.: Miso Robotics produces single robotic arm food restaurant automation robot, Flippy. Miso has only a handful of live deployments, and the majority of deployments they do have are in test environments with partners. We expect that ADAM will be serving hundreds of real customers every day before Flippy gets out of development and testing.

●	Cafe X Technologies, Inc.: A Silicon Valley startup, Cafe X is a robotics coffee bar company that has implemented two robotic kiosks inside the San Francisco airport and one inside a museum in Dubai. ADAM is able to provide a wider array of food and beverage choices to customers.

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

Product development teams carry out research and development tasks and are organized according to product category. Each development team is comprised of several engineers linked with a product manager, and work closely with the creative design and manufacturing teams. Employees may belong to multiple product development teams at the same time as there is significant technical overlap in AMR development. The development teams are overseen directly by the CEO and is responsible for the ideation, engineering, and testing of new robots.

Customer facing departments which include sales, marketing, tech support, and customer service utilize a variety of technology tools to keep clear customer records and respond to customer requests. These tools include Hubspot CRM, ClickUp, Apollo.io, Jotform, and Google Workspace. Hubspot is used as the preferred CRM for sales recordkeeping. ClickUp and Jotform are used by the customer service and tech support team to keep track of customer requests and schedule robot installations. LinkedIn Sales Navigator and Apollo.io are utilized for lead generation by the sales and marketing teams. Google Workspace is used across the company for meetings, email, and filesharing. The technical support department also provides feedback to the product development team regarding any issues customers experience with the robots out in the field, as well as requests for additional features.

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

Our Revenue Model

Our business model is currently a combination of direct sales and robotics-as-a-service. We both sell and lease our robots to customers and provide accompanying services such as deployment, maintenance, and warranty services. To provide an effective comparison, the table below shows the sales made under Richtech.

	FY2024	FY2023
Product Sale	32.0%	91.0%
Service Sale	43.3%	5.7%
Lease	18.6%	2.3%
Other	6.1%	1.0%

Our Customers

The majority of our customer base is within the hospitality sector, which is an extremely diversified B2B market where the clients range from individual mom and pop restaurants to large national or global enterprises. We have deployed close to 300 robots over the last several fiscal years. These robots are currently operating in the field across over 40 states and territories in the U.S., providing services in diverse environments including restaurants, casinos, hotels, factories, schools, senior living, hospitals, stadiums and others.

Heading into fiscal year 2025, we are focused on executing expansion into additional market sectors beyond hospitality. We will focus on market sectors where robotic-assisted operations present a very strong ROI equation with low deployment complexity. The goal will be maximizing the number of robots deployed under the RaaS model in 2025.

Clients come from four main sources: one is our inbound website and phone line from online marketing, the second is outbound sales activity such as via emails, phone calls, LinkedIn, door-knocking, the third is through conventions and networking, the fourth being referrals and word-of-mouth.

Customers are often referred to us by other companies because of our proven track record of successful robotic deployments. For example, when we deployed 28 robots for Flix Brewhouse, we were asked to perform an integration with their ticket management system which was operated by another vendor. This integration was a success, which led to this vendor inviting us as a speaker to their annual customer conference in February 2023. Another example of this is with a tax consulting firm. After meeting through a mutual customer, they invited us to speak in front of their customers about the implications of robotics and how they could leverage robots in their businesses. There is significant interest in robotics at the moment, companies often see us as a useful resource to provide value to their clients.

While our current customer base is in the B2B sector, we are actively expanding into the consumer sector with the launch of the ADAM robotic franchises. These include our One Kitchen franchises within Walmart stores around the country and our Clouffee & Tea store in Las Vegas. We plan to grow our customer base in both the B2B and B2C markets by making full use of our strategic advantages in each sector and leveraging relationships within our distribution network.

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

Suppliers (Materials, Products and Other Supplies)

Richtech has more than 20 major suppliers primarily located in the United States and China. For the Matradee, MedBot and DUST-E products, Richtech outsources manufacturing to contract factories. These factories manufacture the robots to our specifications and installs our software. For the ADAM system, the finished body components are manufactured in China and shipped to the United States where it is assembled. These assembled components are then combined with materials purchased in the United States to complete the system.

Our largest current supplier, SUNWING INDUSTRIES LIMITED, provided $1,766,048.24 in materials in 2024. The second largest was UFACTORY TECHNOLOGY, with a purchase amount of $203,400 in 2024. The third was NANJING YUDINGXIN ELECTRONIC, with a purchase amount of $97,875 in 2024. The fourth was INCH TECHNOLOGY CO., LTD, with a purchase amount of $75,473.50 in 2024. The fifth was Maanshan Yushan Huigu design studio, in 2024 with a purchase amount of $59,025.

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

Research and Development

In fiscal year 2024, fiscal year 2023 and fiscal year 2022, we spent $2,021 thousand, $1,980 thousand and $1,772 thousand on R&D, respectively. Our R&D efforts in 2024 primarily focused on developing and testing innovative solutions tailored to various market verticals for our humanoid and AMR robotic platforms. We remain committed to enhancing our competitive edge by creating groundbreaking solutions, advancing at a pace ahead of our competitors, and capturing maximum market share in the emerging service robotics industry.

In 2024, we have continued to upgrade and iteratively develop ADAM. During the development process, we leveraged generative AI technology to optimize efficiency and utilized NVIDIA’s ISAAC simulation training platform to enhance the efficiency of robot installation and deployment in various commercial environments. In addition to ADAM, the dual-arm robot, we have developed a single-arm robot, Scorpion, designed for more compact and lightweight applications compared to ADAM. A mobile platform has been created for Scorpion, enabling its use in various work scenarios such as desktops and vehicles. It also supports real-time low-latency natural language conversations and voice control for seamless interactions with customers.

We have continued to add features and optimize the robotic cloud management platform to provide better management and data support, along with operational data-based analysis capabilities. The management of robotic solutions under one umbrella continues to be one of our major competitive advantages. As businesses expand their adoption of robotic solutions throughout their operations, the ACP allows simple and easy implementation of new robotic workflows.

For delivery robots, we have focused on developing and refining hardware, software features, and workflows to suit specific needs in blue ocean verticals. We continue to work closely with our customers to understand problems from their perspective and develop solutions that maximize the value of our AMRs in their business case.

The rapid evolution of artificial intelligence, particularly in real-time image and voice processing, continues to redefine the capabilities of modern robotics. These advancements enable robots to perform complex tasks with greater accuracy, adaptability, and speed, pushing the boundaries of automation. Real-time image processing enhances robots’ ability to navigate dynamic environments, recognize objects, and make instantaneous decisions, while advancements in real-time voice processing improve natural language interaction, expanding applications in customer service, healthcare, and beyond. These technological trends underscore our commitment to integrating cutting-edge AI solutions into our product offerings, ensuring our robots remain at the forefront of innovation.

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

Global Operations

Our business operations are based mainly in the U.S, except for some of our R&D work, which is based in China. We currently employ a team of 20 engineers through a third-party human resource company in China for R&D work. The majority of our ODM and OEM partners are also located in China.

Intellectual Property

We currently have 9 pending patents and 3 approved patents. Additionally, we will continue to file patent applications for our innovative inventions. We also hold two registered trademarks, have four trademarks pending approval, and own and operate three domain names.

Patents

APPLICATION NUMBER	TITLE	COUNTRY	FILING DATE	STATUS
17549815	TRAY STABILIZER SYSTEM FOR FOOD DELIVERY ROBOTS	U.S.	December 13, 2021	Published
29790385	SERVICE ROBOT	U.S.	November 24, 2021	Published
29790387	CLEANING ROBOT	U.S.	November 24, 2021	Pending
17817639	AUTONOMOUS CLEANING ROBOT SYSTEM AND METHOD	U.S.	August 4, 2022	Published
29846011	VENDING MACHINE ASSEMBLY FOR AN AUTONOMOUS DELIVERY ROBOT	U.S.	July 12, 2022	Pending
29791849	CLEANING ROBOT	U.S.	February 12, 2022	Pending
29836627	DEBRIS GATHERING BRUSH ASSEMBLY FOR A CLEANING ROBOT	U.S.	April 28, 2022	Pending
29908343	SINGLE ARM ROBOT	U.S.	January 11, 2024	Pending
29924731	POWDER MIXER	U.S.	January 19, 2024	Pending
29924728	MIXER	U.S.	January 19, 2024	Pending
29948962	Gripper For A Robotic Arm	U.S.	June 24, 2024	Pending
29948968	Gripper For A Robotic Arm	U.S.	June 24, 2024	Pending

Trademarks

Trademark	Application Number	Status	Jurisdiction
RICHTECH	90869957	Registered	U.S.
RICHTECH ROBOTICS	97553162	Registered	U.S.
ADAM	97734824	Pending	U.S.
CLOUFFEE	97834429	Pending	U.S.
CLOUFFEE & TEA	98418565	Pending	U.S.
BREW BEAR	98705998	Pending	U.S.

Domain Names

The company currently owns and operates three domain names:

●	www.richtechrobotics.com

●	www.richtechrobot.com

●	www.richtechsystem.com

Employees

As of September 30, 2024, we had 57 full-time employees, of which 20 were dispatched workers accounting for 35.1% of our total workforce. These dispatched workers are employees we have contracted through a third-party and are managed directly by us. We believe that we maintain a good working relationship with our employees and to date, we have not experienced any labor disputes.

All employees are located in three different office locations: Las Vegas 29, California 1, Florida 1, Illinois 2, Georgia 1, Austin 1, New York 1, China 20.

The following table provides a breakdown of our employees by function as of September 30, 2024:

Function	Number of Employees	% of Total
R&D	36	63.1%
Tech Support & Customer Service	3	5.3%
Sales & Marketing	8	14%
Business Operation	5	8.8%
Administration	5	8.8%
Total	57

Properties

We lease office facilities under noncancelable operating lease agreements. We lease space for our corporate headquarters in Las Vegas, Nevada through August 2027. We had a lease for a second office space in Austin, Texas through April 2024, which was terminated on April 30, 2024.

The Company formerly leased retail space in Las Vegas, Nevada, for the operation of its “ClouTea” store. This lease agreement, which was set to expire in January 2025, was terminated effective July 31, 2024.

On October 4, 2024, the Company entered into a new lease agreement for retail space located at Space No. B187 in Town Square Las Vegas, 6587 Las Vegas Boulevard South, Las Vegas, Nevada 89119. This location will operate under the name “Clouffee and Tea.” The lease has a term of five (5) years and encompasses approximately 1,000 square feet. The store will be opened in late January 2025, at which time the lease rental commencement date will be confirmed.

The following table sets forth information as to the real property currently leased by us:

Lessor	Lessee	Location	Area (Square Feet)	Annual Rent FY2025	Current Term Expires	Use
Cameron Industrial Park, LLC	Richtech Robotics Inc.	4175 Cameron St, Ste 1 & 2 & A1 &A2 & C & 5, Las Vegas, NV 89103	15,792	$209,041.68	August 31, 2027	HQ

Insurance

Richtech is insured by Kaercher Insurance for Commercial General Liability (General Aggregate: $3,000,000), Automobile Liability ($1,000,000), Umbrella Liability ($2,000,000), Workers Compensation ($1,000,000), Property ($870,000), and Directors & Officers ($1,000,000).

Material Contracts

Richtech expects to derive significant revenue from sales to enterprise customers as part of our long-term strategy. We define “enterprise” customers as companies with annual revenues of over $1 billion. From 2022 through 2024, we have proven the value proposition and reliability of our robots to many of our enterprise clients by running extended pilot programs. We are currently running pilot programs with ten enterprises that represent over 40,000 locations. These pilot programs aim to allow larger or enterprise customers to experience the benefits of adding automation and robotics to their operations. The concept of robotics is foreign to the vast majority of operators in the hospitality space, so a method is needed to build client confidence in our product. Under the pilot program, we grant to our customers a limited, revocable, non-exclusive, non-transferable license to use our robotic products and related software for the purpose of a limited evaluation of their features and operations. The evaluation period is typically between 14 to 30 days. At the end of the pilot period, the customers must return all robots or face additional charges. The Company has a strict no-free-trial policy. Given the complexity and time required to execute a successful enterprise pilot, customers are required to commit capital to show actual interest in our products. The amount we have charged for each pilot program ranges between $500 and $17,000, depending on the product and services involved. Pilot programs are run typically close to cost, and the amount charged to the client roughly covers our employee travel and product shipping expenses. We may not charge the client for additional site visits that may be required (e.g. for product maintenance or support), but the Company incurs no additional material costs to run these pilot programs. At the end of the pilot period, customers will decide whether they want to enter into a longer-term contract with us for our products, either for purchase and/or lease to purchase programs. Purchase orders placed after the pilot program constitute market orders reflecting fully commercialized products at market pricing. Several of our pilot clients have already chosen to move forward with large scale purchase or lease orders following the pilot program.

The usage of service robots is a very new concept in the United States, and currently many companies are taking a wait-and-see approach to adoption. Larger corporations and national franchises in particular generally take more time to test out and vet the application of new technologies such as service robots. However, in spite of these challenges, we were still able to close several MSAs with national chain enterprises (as described below) due to the necessity of our products for their operations. The majority of companies that have adopted the service robot technology are smaller businesses that have a much shorter chain of command and make decisions faster. As a result, the vast majority (over 90%) of our existing revenue currently result from purchase or lease contracts from smaller companies. Contracts generally fall into the following categories: (i) lease agreements (with and without trials, straight lease and lease-to-purchase), (ii) purchase agreements, and (iii) maintenance service agreements (for maintenance service on our products). Due to the diversity of our client base, no single customer constitutes greater than 10% of our revenue, and as a result, we are not financially dependent on any one customer.

During fiscal 2024, we executed a strategic transition to RaaS agreements, which resulted in a material decrease in recognized revenue. However, as discussed above, this pivot will provide many long-term benefits for the company which include boosting sales volumes and ensuring a predictable recurring revenue stream. For more information on our strategic pivot to RaaS as our business model, see “Item 1 – Business – Our Strategies.”

Part of our long-term strategy as we scale up is to secure MSAs with larger corporations and franchises that operate multiple locations, so that we can roll out our products and services across numerous locations. Percentage of sales attributable to our enterprise customers in fiscal year 2024, 2023 and 2022 were 8.08%, 3.82% and 2.06%, respectively. Percentage of sales attributable to our MSA customers in fiscal year 2024, 2023 and 2022 were 7.9%, 3.4% and 0.77%, respectively.

We currently have two MSAs in place, all from successful pilot programs. In September 2022, we entered into an MSA with one of the top casino companies in the United States (the “Gaming MSA”), for the purchase of our Matradee L and other robots. As of the date of this Report, we have recognized $344,270 in revenue under this MSA. $328,411 is reflected in our financials as of September 30, 2024. We received additional purchase orders totaling $127,626 under this MSA during the remainder of 2024. We expect more purchase orders to come in 2025. The current term of the Gaming MSA terminates on the later of December 31, 2026 or the completion of services under the agreement. Either party may terminate the agreement in the event of breach or default and failure to cure such breach or default within 30 days after receiving written notice of such breach or default Pursuant to the Gaming MSA, we have granted to the customer a perpetual, non-revocable, fully paid license (or fully paid sub-license, as the case may be) to allow the customer to use our intellectual property that may be embedded in or associated with any work product delivered under the agreement.

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

We had a third MSA with one of the nation’s largest restaurant chains with over 2,000 locations in the United States (the “Restaurant MSA”). The Restaurant MSA had a term of two years beginning in September 2022 and expired in September 2024. We expect to sign new MSAs in fiscal year 2025.

On October 16, 2024, we entered into a binding LOI with Ghost Kitchens America. Under the terms of the LOI, the parties agreed to enter into a franchise agreement, pursuant to which the Company will acquire exclusive rights to operate 20 Walmart-located “One Kitchen” restaurants. These restaurants will be directly managed by the Company’s subsidiary, AlphaMax Management LLC, with the aim of optimizing restaurant operations through robotics and AI cloud technology. As of the date of this Report, two locations have been secured, one of which is anticipated to be opened in early 2025.

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

We have a global supply chain and global pandemics, the military conflicts in Ukraine and in the Middle East and other macroeconomic factors may adversely affect our ability to source components in a timely or cost-effective manner from our third-party suppliers due to, among other things, work stoppages or interruptions. In addition, the lead times associated with certain components are lengthy and preclude rapid changes in quantities and delivery schedules. We have in the past experienced, and may in the future experience, component shortages and price fluctuations of key components and materials, and the predictability of the availability and pricing of these components may be limited. Component shortages or pricing fluctuations could be material in the future. In the event of a component shortage, supply interruption, or a material pricing change from suppliers of these components, we may not be able to develop alternate sources in a timely manner, or at all, especially in the case of sole or limited source items. Developing alternate sources of supply for these components may be time-consuming, difficult, and costly and we may not be able to source these components on terms that are acceptable to us, or at all, which may undermine our ability to meet our requirements or to fill customer orders in a timely manner. Any interruption or delay in the supply of any parts or components, or the inability to obtain parts or components from alternate sources at acceptable prices and within a reasonable amount of time, would adversely affect our ability to meet our scheduled product deliveries to our customers. This could adversely affect our relationships with our customers and partners and could cause delays in shipment of our products and adversely affect our operating results.

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

We currently own the rights to all of our intellectual property, including three approved patents and nine pending patents. We regard the protection of our patents, trade secrets, copyrights, trademarks, trade dress, domain names and other intellectual property or proprietary rights as critical to our success. We strive to protect our intellectual property rights by relying on federal, state and common law rights, as well as contractual restrictions. We seek to protect our confidential proprietary information, in part, by entering into confidentiality agreements and invention assignment agreements with all our employees, consultants, advisors and any third parties who have access to our proprietary know-how, information or technology. However, we cannot be certain that we have executed such agreements with all parties who may have helped to develop our intellectual property or who had access to our proprietary information, nor can we be certain that our agreements will not be breached. Any party with whom we have executed such an agreement could potentially breach that agreement and disclose our proprietary information, including our trade secrets, and we may not be able to obtain adequate remedies for such breaches. We cannot guarantee that our trade secrets and other confidential proprietary information will not be disclosed or that competitors will not otherwise gain access to our trade secrets or independently develop substantially equivalent information and techniques. Detecting the disclosure or misappropriation of a trade secret and enforcing a claim that a party illegally disclosed or misappropriated a trade secret is difficult, time- consuming and could result in substantial costs and the outcome of such a claim is unpredictable. Further, the laws of certain foreign countries do not protect proprietary rights to the same extent or in the same manner as the laws of the United States. As a result, we may encounter significant problems in protecting and defending our intellectual property or proprietary rights both in the United States and abroad. If we are unable to prevent the disclosure of our trade secrets to third parties, or if our competitors independently develop any of our trade secrets, we may not be able to establish or maintain a competitive advantage in our market, which could harm our business.

We have three approved technology patents and nine technology patents pending and will in the future file patent applications on inventions that we deem to be innovative. Our ownership of the patents and pending patents are not subject to restrictions or any other arrangements with third parties. However, there is no guarantee that our patent applications will be issued as granted patents, that the scope of the protection gained will be sufficient or that an issued patent may subsequently be deemed invalid or unenforceable. Patent laws, and scope of coverage afforded by them, have recently been subject to significant changes, such as the change to “first-to-file” from “first-to-invent” resulting from the Leahy-Smith America Invents Act. This change in the determination of inventorship may result in inventors and companies having to file patent applications more frequently to preserve rights in their inventions, which may favor larger competitors that have the resources to file more patent applications. Another change to the patent laws may incentivize third parties to challenge any issued patent in the United States Patent and Trademark Office (the “USPTO”), as opposed to having to bring such an action in U.S. federal court. Any invalidation of a patent claim could have a significant impact on our ability to protect the innovations contained within our devices and could harm our business.

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

Our success depends in large part upon the continued service of key members of our senior management team. In particular, each of our Chief Executive Officer and co-founder, Zhenwu Huang, Chief Financial Officer and co-founder, Zhenqiang Huang, and Chief Operations Officer, Phil Zheng, President, Matt Casella, is critical to our overall management, as well as the continued development of our robotics technology, our culture and our strategic direction. All of our executive officers are at will employees, and we do not maintain any key person life insurance policies. The loss of any member of our senior management team could harm our business.

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

We incur significantly increased costs as a result of and devote substantial management time to operating as a public company.

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

Furthermore, integral parties in our supply chain are operating from single sites, increasing their vulnerability to natural disasters or other sudden, unforeseen and severe adverse events, such as a global pandemic. If such an event were to affect our supply chain, it could have a material adverse effect on our business.

Our ability to use our net operating loss carryforwards may be limited.

As of September 30, 2024, we had $6,780 thousand U.S. federal net operating loss carryforwards.   Under legislation enacted in 2017, informally titled the Tax Cuts and Jobs Act (the “TCJA”) as modified in 2020 by the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), unused U.S. federal net operating losses generated in tax years beginning after December 31, 2017, will not expire and may be carried forward indefinitely, but the deductibility of such federal net operating loss carryforwards in taxable years beginning after December 31, 2020, is limited to 80% of taxable income. It is uncertain if and to what extent various states will conform to the TCJA or the CARES Act. In addition, our ability to utilize any federal net operating loss carryforwards may be limited under Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”). The limitations apply if we experience an “ownership change,” which is generally defined as a greater than 50 percentage point change (by value) in the ownership of our equity by certain stockholders or groups of stockholders over a rolling three-year period. Similar provisions of state tax law may also apply to limit the use of any state net operating loss carryforwards. We have not yet completed a Section 382 analysis, and therefore, there can be no assurances that any previously experienced ownership changes have not materially limited our utilization of affected net operating loss carryforwards. Future changes in our stock ownership, which may be outside of our control, may trigger an ownership change that materially impacts our ability to utilize any pre-change net operating loss carryforwards. In addition, there may be periods during which the use of net operating loss carryforwards is suspended or otherwise limited.

Our management has limited experience in operating a public company.

Some of our executive officers have limited experience in the management of a publicly traded company subject to significant regulatory oversight and reporting obligations under federal securities laws. Our management team may not successfully or effectively manage our transition to a public company. Their limited experience in dealing with the increasingly complex laws pertaining to public companies could be a significant disadvantage in that it is likely that an increasing amount of their time may be devoted to these activities which will result in less time being devoted to our management and growth. We may not be able to maintain adequate personnel with the appropriate level of knowledge, experience and training in the accounting policies, practices or internal controls over financial reporting required of public companies in the United States. It is possible that we will be required to expand our employee base and hire additional employees to support our operations as a public company, which will increase our operating costs in future periods.

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

The market price and trading volume of our Class B common stock has fluctuated widely since the beginning of the calendar year. During the period from January 1, 2024 to the date of this Report, the trading price of our Class B common stock has fluctuated from an intra-day high of $12.29 on January 24, 2024 to an intra-day low of $0.30 on August 6, 2024.

The market price of our Class B common stock is affected by a variety of factors, including but not limited to:

●	analyst reports that may be published about our company or our industry;

●	our ability to execute our anticipated business plans and strategy;

●	actual or anticipated fluctuations in our quarterly or annual operating results;

●	our ability to obtain additional capital which will be necessary to continue our business and operations;

●	changes in financial or operational estimates or projections;

●	changes in the economic performance or market valuations of companies similar to ours;

●	the impact of pandemics, inflation, war, other hostilities and other disruptive events on our business or that of our customers, partners, and supply chain or on the global economy; and

●	our ability to comply with the continued listing requirements of The Nasdaq Stock Market LLC (“Nasdaq”) and maintain our listing on Nasdaq.

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

Our Class B common stock has one (1) vote per share, and our Class A common stock has ten (10) votes per share. Our issued and outstanding share capital consisted of 39,934,846 shares of Class A common stock and 72,117,398 shares of Class B common stock as of January 10, 2025. Our Chief Executive Officer and co-founder, Zhenwu Huang, and our Chief Financial Officer and co-founder, Zhenqiang Huang, beneficially own an aggregate of approximately 81.02% of the voting power of our outstanding shares of common stock as of September 30, 2024, and as such, these stockholders, individually or together, may be able to significantly influence matters submitted to our stockholders for approval, including the election of directors, amendments of our articles of incorporation, as amended, and any merger or other major corporate transactions that require stockholder approval. See “Principal Stockholders” Our existing stockholders, including Zhenwu Huang and Zhenqiang Huang, individually or together, may vote in a way with which you disagree and which may be adverse to your interests. This concentrated voting power may, by changing the directors of the Company, have the ultimate effect of delaying, preventing or deterring a change in control of our Company, could deprive our stockholders of an opportunity to receive a premium for their shares of common stock as part of a sale of our company and might ultimately materially and adversely affect the market price of our Class B common stock.

Future transfers by the holders of shares of Class A common stock may result in those shares converting into shares of Class B common stock. Each share of Class A common stock is convertible into one share of Class B common stock at any time at the option of the holder, but Class B common stock shall not be convertible into Class A common stock under any circumstances. However, as long as at least 7,211,740 shares of Class A common stock remain outstanding, and without giving effect to any future issuances, the holders of our Class A common stock will hold a majority of the outstanding voting power and will continue to control the outcome of matters submitted to stockholders’ approval. Our second amended and restated articles of incorporation will generally not prohibit us from issuing additional shares of Class A common stock, and any future issuance of shares of Class A common stock may be dilutive to holders of Class B common stock.

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

Sales of a substantial number of shares of our Class B common stock or securities convertible into our Class B common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our Class B common stock. For example, we have registered an aggregate of 14,311,215 shares of Class B common stock issuable under our Amended and Restated 2023 Stock Option Plan on a Registration Statement on Form S-8, filed with the SEC on December 11, 2023, as amended by Post-Effective Amendment No. 1 to Form S-8, filed with the SEC on November 7, 2023, and such shares can be freely sold in the public market upon issuance (unless issued to an affiliate of the Company). If a large number of shares of our Class B common stock or securities convertible into our Class B common stock are sold in the public market after they become eligible for sale, the sales could reduce the trading price of our Class B common stock and impede our ability to raise future capital.

There can be no assurance that we will continue to be able to comply with the continued listing standards of Nasdaq.

Our continued eligibility to maintain the listing of our Class B common stock on Nasdaq depends on a number of factors, including the price of our Class B common stock. On October 25, 2024, the Company received a notice from Nasdaq notifying the Company that, because the closing bid price for the Company’s Class B common stock had fallen below $1.00 per share for 30 consecutive business days, the Company no longer complies with the minimum bid price requirement for continued listing on the Nasdaq Capital Market under Rule 5550(a)(2) of Nasdaq Listing Rules. Nasdaq’s notice had no immediate effect on the listing of the Company’s Class B common stock on the Nasdaq Capital Market. Pursuant to Nasdaq Listing Rule 5810(c)(3)(A), the Company was provided an initial compliance period of 180 calendar days, or until April 23, 2025, to regain compliance with the minimum bid price requirement. To regain compliance, the closing bid price of the Company’s Class B common stock must meet or exceed $1.00 per share for a minimum of 10 consecutive business days prior to April 23, 2025. On January 6, 2024, the Company received a notice from Nasdaq that the Company has regained compliance with the minimum bid price requirement and the matter is closed.

However, there is no guarantee that the Company will be able to remain in compliance with the continued listing standards of Nasdaq. If Nasdaq delists our securities from trading on its exchange for failure to meet its listing standards, and we are not able to list such securities on another national securities exchange, then our Common Stock could be quoted on an over-the-counter market. If this were to occur, we and our stockholders could face significant material adverse consequences, including:

●	a limited availability of market quotations for our securities;

●	reduced liquidity for our securities;

●	a determination that our Class B common stock is a “penny stock,” which will require brokers trading our Class B common stock to adhere to more stringent rules, possibly resulting in a reduced level of trading activity in the secondary trading market for shares of our Class B common stock;

●	a limited amount of news and analyst coverage; and

●	a decreased ability for us to issue additional securities or obtain additional financing in the future.

Our directors, executive officers and principal stockholders have substantial control over us and could delay or prevent a change of corporate control.

Our directors, executive officers and holders of more than 5% of our Class B common stock, together with their affiliates, beneficially own, in the aggregate, approximately 81.35% of our outstanding common stock as of January 10, 2025. As a result, these stockholders, acting together, have the ability to control the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, these stockholders, acting together, have the ability to control the management and affairs of our company. Accordingly, this concentration of ownership could harm the market price of our Class B common stock by:

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

Anti-takeover provisions contained in our second amended and restated articles of incorporation and second amended and restated bylaws, as well as provisions of Nevada law, could impair a takeover attempt.

Our second amended and restated articles of incorporation, second amended and restated bylaws and Nevada law contain provisions which could have the effect of rendering more difficult, delaying or preventing an acquisition deemed undesirable by our board of directors. Our corporate governance documents include provisions:

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

ITEM 1B. Unresolved Staff Comments

Not Applicable

ITEM 1C. Cybersecurity

Cybersecurity Risk Management and Strategy

Our Company has a dedicated internal IT department with cybersecurity engineers who oversee various aspects of cybersecurity. These engineers specialize in different areas, including ensuring security during product development, particularly in the domains of cloud management platforms and network interactions, as well as managing cybersecurity for daily office communications.

In the event of an unexpected cybersecurity incident, the engineers immediately report to the Company’s management. They are equipped with pre-established response plans to address such situations effectively and mitigate potential risks.

Currently, our cybersecurity risk management relies primarily on internal resources. However, as the Company continues to expand, we anticipate engaging third-party consultants to assist in enhancing our cybersecurity management processes and addressing evolving threats.

While we do not currently have third-party collaborations, the Company plans to implement a process for selecting and evaluating third-party service providers in the future. This will include comparing services, signing security agreements, and having our internal engineers assess the third parties’ achievement of security objectives.

In the past three years, our Company has not experienced any material cybersecurity risks. To ensure robust protection against potential threats, we have implemented the following security measures:

●	Regularly updating and changing critical passwords.

●	Periodically modifying communication interfaces to enhance security.

●	Assigning development tasks in a modular fashion to minimize exposure.

●	Utilizing dual-factor authentication for system access.

●	Implementing tiered authorization levels for critical network operations.

●	Conducting routine security training and awareness programs for employees.

Cybersecurity Governance

Currently, the Company’s board of directors does not oversee cybersecurity risks directly. However, plans are in place to introduce such oversight in the future. The Audit Committee of the Board will assume responsibility for cybersecurity risk oversight, with a plan to review cybersecurity matters on a quarterly basis. This initiative will ensure that the Company maintains robust oversight mechanisms to address evolving cybersecurity threats effectively.

The responsibility for assessing and managing cybersecurity risks within the Company lies with the managers of the R&D department and the IT department. Both individuals possess relevant expertise in their respective fields, ensuring a high level of competence in identifying and mitigating cybersecurity risks. Their duties include monitoring potential threats, implementing security protocols, and responding to incidents to safeguard company assets and operations.

In the event of cybersecurity incidents or abnormal alerts, the relevant department managers immediately intervene and manage the situation. All logs and records related to such events are preserved for future analysis. Cybersecurity testing is incorporated into every stage of product development, ensuring that vulnerabilities are identified and addressed proactively. Additionally, server security patches are regularly updated to mitigate potential threats.

ITEM 2. Properties

Our principal executive offices are located at 4175 Cameron St Ste 1, Las Vegas, NV 89103. We lease office facilities under a noncancelable operating lease agreement through August 2027.

On October 4, 2024, the Company entered into a new lease agreement for retail space located at Space No. B187 in Town Square Las Vegas, 6587 Las Vegas Boulevard South, Las Vegas, Nevada 89119. This location will operate under the name “Clouffee and Tea.” The lease has a term of five (5) years and encompasses approximately 1,000 square feet. The store will be opened in late January 2025, at which time the lease rental commencement date will be confirmed.

The following table sets forth information as to the real property currently leased by us:

Lessor	Lessee	Location	Area (Square Feet)	Annual Rent FY2025	Current Term Expires	Use
Cameron Industrial Park, LLC	Richtech Robotics Inc.	4175 Cameron St, Ste 1 & 2 & A1 &A2 & C & 5, Las Vegas, NV 89103	15,792	$209,041.68	August 31, 2027	HQ

ITEM 3. Legal Proceedings

From time to time, we may be subject to legal proceedings, investigations and claims incidental to the conduct of our business. As of September 30, 2024, other than as set forth below, we are not a party to, nor are we aware of, any legal proceedings, investigations or claims which, in the opinion of our management, are likely to have a material adverse effect on our business, financial condition or results of operations.

On December 13, 2024, the Company received a Notice of Breach from AC Sunshine Securities LLC (“ACSS”), pursuant to which ACSS alleges that the Company breached an exclusivity provision in that certain Follow-On Offering Engagement Letter, by and between the Company and ACSS, and ACSS is seeking payment of fees and expenses. The Company is currently assessing the merits of ACSS’s claim.

ITEM 4. Mine and Safety Disclosure

Not applicable.

PART II

ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our Class B common stock trades on the Nasdaq Stock Market under the symbol “RR.”

Holders of Record

As of January 10, 2025, we had approximately 3 holders of record of our Class A common stock and 14 holders of record of our Class B common stock.

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

The NRS prescribes the timing of the determinations above depending on the nature and timing of payment of the distribution. For cash dividends paid within 120 days after the date of authorization, the determinations above must be made as of the date the dividend is authorized. When making their determination that a distribution is not prohibited by NRS 78.288, directors may consider:

●	financial statements prepared on the basis of accounting practices that are reasonable in the circumstances;

●	a fair valuation, including, but not limited to, unrealized appreciation and depreciation; and/or

●	any other method that is reasonable in the circumstances.

Securities Authorized for Issuance under Equity Compensation Plan

The following table sets forth information concerning securities authorized under equity compensation plans as of September 30, 2024.

Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of granted restricted stock unit awards outstanding	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	-	$-	-	525,274
Equity compensation plans not approved by security holders	-	-	-	-
	-	$-	-	525,274

Recent Sales of Unregistered Securities

None that have not already been disclosed in a prior Quarterly Report on Form 10-Q or Current Report on Form 8-K.

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

Overview

Richtech Robotics, Inc. is a leading innovator and provider of advanced robotics solutions designed to address the growing need for automation in the service industry. We develop, manufacture, and deploy cutting-edge robots that streamline operations, enhance efficiency, and alleviate labor shortages across a diverse range of sectors, including restaurants, hotels, casinos, senior living facilities, and retail centers. Our commitment to technological advancement and customer-centric solutions has positioned us as a key player in the rapidly evolving robotics landscape.

Key Business Highlights for Fiscal Year 2024

●	Strategic Transition to Robotics-as-a-Service: The Company has embarked on a strategic transition from a traditional product sales model to a RaaS model. This shift is aimed at generating a more predictable and recurring revenue stream over the long term, enhancing customer accessibility to our advanced technologies, and aligning with prevailing industry trends.

●	Significant RaaS Contracts Secured: As of September 30, 2024, the Company has secured significant RaaS contracts, including a notable agreement for the deployment of 25 ADAM units, representing a total contract value of $5,250,000.00, to be recognized over a 60-month period. These contracts, totaling $5,862,765.00, will contribute to revenue generation incrementally over lease terms ranging from 36 to 72 months.

●	Continued Investment in Research and Development: Richtech Robotics remains dedicated to innovation and technological advancement, as evidenced by the increase in research and development expenses during fiscal year 2024. These investments are focused on expanding our product portfolio, enhancing existing offerings, and maintaining our competitive edge in the dynamic robotics market.

●	Expansion of Sales and Marketing Efforts: To support the RaaS model and drive customer acquisition, the Company has significantly increased its investment in sales and marketing initiatives. These efforts are crucial for educating potential customers about the benefits of leasing robotics solutions, building brand awareness, and cultivating new customer relationships.

Factors and Trends Affecting Our Business and Results of Operations

The following trends and uncertainties either affected our financial performance historically or are likely to impact our results of operations in the future:

●	As our robotic products market potential is seen by others, more competitors enter the market, which will lead to price competition and a decline in profit margins;

●	A recession will lead to a decline in customer demand in our robotic products and services;

●	Some of the products are currently assembled by suppliers in China, which may delay the supply if they are affected by international shipping, epidemic, geopolitical conflicts and other factors;

●	We anticipate that our general and administrative expenses will continue to increase in the future as a result of increased costs associated with being a public company. These increases will likely include increased costs related to the hiring of additional personnel and fees to outside consultants, attorneys, and accountants, and personnel-related stock-based compensation costs, among other expenses, and, in the case of public company-related expenses, services associated with strengthening our internal control over financial reporting, maintaining compliance with Nasdaq listing and SEC reporting requirements, director and officer liability insurance costs, and investor and public relations costs, among other expenses.

●	Inflationary pressures are also a concern as it is difficult to make reliable projections for the cost of components. This means profit margins could be affected, and our pricing would need to re-evaluated on a regular basis.

●	The rising interest rate will lead to a higher borrowing cost. It will increase our cost for any potential future borrowing and financing activities. Higher interest rates reduce consumer spending and business investment, causing the economy to contract, which will impact our business and will reduce our customers’ purchasing power.

Results of Operations

Comparison of the fiscal years ended September 30, 2024 and 2023

The following table summarizes our results of operations (in thousands) for the fiscal years ended September 30, 2024 and 2023, together with the dollar change in those items from period to period:

	Year ended September 30,
	2024	2023	Change
Revenue, net	$4,240	$8,759	$(4,519)
Cost of revenue, net	1,520	2,744	(1,224)
Gross profit	2,720	6,015	(3,295)

Operating expenses:
Research and development	2,021	1,979	42
Sales and marketing	1,315	238	1,077
General and administrative	6,457	3,509	2,948
Total operating expenses	9,793	5,726	4,067
Gain/(loss) from operations	(7,073)	289	(7,362)
Non-operating income(expense):
Investment Income	13	-	13
Interest expenses, net	(762)	(734)	(28)
Total other expenses	(749)	(734)	(15)
Loss before income tax expense	(7,822)	(445)	(7,377)
Income tax benefit/(expense)	(318)	106	(424)
Net loss	$(8,140)	$(339)	$(7,801)

Revenue

The total revenue for the fiscal year ended September 30, 2024 and 2023, was $4,240 thousand and $8,759 thousand, respectively. The $4,519 thousand decrease, or 51%, for fiscal year 2024 is primarily attributed to the strategic transition to the RaaS model, which impacts the timing of revenue recognition. While this transition may initially reduce revenue, it is expected to generate a more predictable and recurring revenue stream over the long term.

	Year ended September 30,
	2024	2023	Change
Robotics
Product revenue	$1,251	$5,665	$(4,414)
Service revenue	1,830	2,602	(772)
Leasing revenue	786	197	589
Total Robotics revenue	3,867	8,464	(4,597)
Smart hardware	16	7	9
Interactive system	101	198	(97)
Cloutea*	256	90	166
Total	$4,240	$8,759	$(4,519)

*	Cloutea is the revenue generated from our boba tea store opened in May, 2023. We opened this store as a model to further develop the concept of an interactive robot barista utilizing our ADAM robot. Cloutea has been rebranded “Clouffee and Tea,” which will open in a new location in Las Vegas in January 2025.

In 2024, the Company generated $4.2 million in total revenue, a decrease from $8.8 million in 2023. This decrease was primarily driven by a decline in product revenue within our Robotics category, partially offset by an increase in leasing revenue. The shift towards service and leasing reflects the ongoing transition to our Robot-as-a-Service model, which is expected to generate more predictable and recurring revenue streams in the long term. The following table summarizes the RaaS sales numbers (in thousand):

	Current Sales	(RaaS adjusted to sale model)
	FY24	FY24
Sales
Product revenue	$1,235	$7,208
Service revenue	1,830	1,830
Leasing revenue	786	742
Others	389	389
Total	$4,240	$10,168

*	If the RaaS revenue is treated as product sales, the gross revenue for fiscal year 2024 would be $10,210.
*	This transition aligns with the Company’s long-term growth strategy, aiming to create a more stable and recurring revenue stream while reducing the upfront financial burden for our customers. We believe the RaaS model enhances customer retention and positions the Company competitively in an evolving market.

Cost of Revenue

Our gross profit decreased significantly in 2024, declining by 55% from $6.0 million in 2023 to $2.7 million in 2024, our gross margin remained relatively stable. Our gross margin was 64% in 2024, compared to 69% in the prior year. This slight decrease in gross margin is primarily attributed to adjustments and write-offs related to our inventory. During the year, we conducted a thorough review of our inventory and identified certain obsolete and slow-moving items that required adjustments and write-offs. These adjustments impacted on our cost of goods sold and, consequently, our gross margin. We have implemented measures to improve our inventory management practices and minimize the risk of future inventory obsolescence.

Despite this slight margin compression, we are pleased with the overall stability of our gross margin, which reflects the inherent profitability of our business model. We believe that our strategic shift towards an RaaS model, with its higher-margin recurring revenue streams, will further enhance our profitability in the long term.

Gross Profit

Despite the decrease in revenue, our gross profit remained relatively stable, decreasing from $6.0 million in 2023 to $2.7 million in 2024. This resulted in a gross margin of 64% in 2024, compared to 69% in the prior year. This slight decrease in gross margin is primarily attributed to a shift in our revenue mix. As we transition towards a Robot-as-a-Service (RaaS) model, a higher proportion of our revenue is now generated from service and leasing arrangements. These arrangements generally have lower gross margins compared to product sales, as they involve ongoing service costs and the amortization of the robot’s cost over the contract term. However, we believe this strategic shift towards RaaS will benefit us in the long run by creating more predictable recurring revenue streams and fostering stronger customer relationships.

Research and Development Expenses

We remain committed to investing in research and development to drive innovation and maintain our competitive edge. R&D expenses increased from $1.9 million in 2023 to $2.0 million in 2024 was due primarily to our increased expenditure in developing new products.

Sales and Marketing Expenses

Our sales and marketing expenses increased significantly, from $238,000 in 2023 to $1.3 million in 2024. This increase is directly related to our strategic initiatives to expand our market reach and promote our RaaS (Robot-as-a-Service) offerings.

General and Administrative Expenses

As a newly public company, we incurred higher general and administrative expenses, which increased from $3.5 million in 2023 to $6.4 million in 2024. This increase is primarily due to an increase in professional service fees associated with operating as a public company.

Other Income (Expense)

Our total other expenses increased in 2024, rising from $734,000 in 2023 to $749,000 in 2024. This increase is mainly attributed to higher interest expenses incurred on outstanding debt. As we scaled our operations and invested in working capital to support our growth, our interest expense increased. However, we made a strategic decision to prioritize debt reduction and paid off a significant portion of our outstanding loans in the middle of 2024. This proactive approach to debt management will reduce our interest burden going forward, improve our overall financial position, and provide us with greater financial flexibility to pursue future growth opportunities

Income Tax Benefit/(Expense)

We recorded an income tax expense of $318 thousand in 2024. This is primarily driven by the removal of deferred tax benefits. Management determined that it is more likely than not that the Company will be unable to realize the benefits of these deductible temporary differences in the future.

Liquidity and Capital Resources

Our primary sources of liquidity are cash and cash equivalents, which consist of cash on hand and short-term investments that are readily convertible to cash. As of September 30, 2024, our cash and cash equivalents totaled $14.6 million. This represents a significant increase from $433,000 at the end of the prior fiscal year. The substantial increase in our cash position is primarily attributable to the net proceeds of $40.2 million received from our initial public offering completed in November 2023 and subsequent financing as described in “ITEM 1. Business – Recent Developments – Registered Offering.” These proceeds significantly strengthened our balance sheet and provided us with the financial flexibility to invest in our growth initiatives, including the expanding our R&D team, purchase of property and equipment to support our expanding operations. This increase was partially offset by cash used in operating activities, primarily due to our net loss and investments in working capital.

Comparison of the years ended September 30, 2024 and 2023

The following table summarizes our cash flow information (in thousands) for the years ended September 30, 2024 and 2023, together with the dollar change in those items from period to period:

	Year ended September 30,
	2024	2023	Change
Net Cash provided by (used in):
Operating activities	$(5,061)	$(2,896)	(2,165)
Investing activities	(22,731)	(26)	(22,705)
Financing Activities	41,925	3,028	38,897
Net increase (decrease) in cash	$14,133	$106	14,027

Operating Activities

Net cash used in operating activities for the year ended September 30, 2024 was $5,061 thousand, primarily due to a net loss of $8,140 thousand an increase of $3,079 thousand in net operating assets and liabilities. The cash flow impact from changes in net operating assets and liabilities was primarily driven by decrease in accounts receivable of $4,217 thousand, deferred tax asset of $518 thousand and operating lease liabilities of $404 thousand, partially offset by decreases in accounts payable of $976 thousand, tax payable of $456 thousand, right-of-use asset of $405 thousand and increase in inventory of $326 thousand respectively.

Net cash used in operating activities for the year ended September 30, 2023 was $2,896 thousand, primarily due to a net loss of $339 thousand and a decrease of $2,557 thousand in net operating assets and liabilities. The cash flow impact from changes in net operating assets and liabilities was primarily driven by increases in accounts receivable of $3,919 thousand, deferred tax asset of $518 thousand and current operating lease liabilities of $108 thousand, partially offset by decreases in inventory of $551 thousand, right-of-use asset of $67 thousand and increase in accounts payable and tax payable of $951thousand and $344 thousand, respectively. For the increase in accounts receivable of $3,919 thousand, we have collected majority of this amount as of the report date.

Investing Activities

Net cash used for investing activities was $22,731 thousand net cash used for investing activities for year ended September 30, 2024, primarily driven by $15,940 thousand on purchase of short-term investments, $5,470 thousand on purchase of intangible assets, $730 thousand on purchase of long-term investments and $725 thousand on purchase of equipment.

Net cash used for investing activities was $26 thousand net cash used for investing activities for year ended September 30, 2023, primarily consisted of cash used for lending to related parties, and cash collected from loan to related parties

Financing Activities

Net cash provided by financing activities totaled $41,925 thousand for the year ended September 30, 2024. We received $33,566 thousand from issuance of common stock, raised approximately $9,286 thousand from issuance of ordinary shares, received loans with a net balance of $3,102 from third parties, offset by $238 thousand payment of related party debt.

Net cash provided by financing activities totaled $3,028 thousand for the year ended September 30, 2023. We raised $2,230 thousand from issuance of ordinary shares, received proceeds of $200 thousand from related party debt, and obtained loans with a net balance of $845 from third parties as of September 30, 2023, offset by $247 thousand payment of related party debt.

Contractual Obligations

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Trend Information

Other than as disclosed elsewhere in this registration statement, we are not aware of any trends, uncertainties, demands, commitments, or events that are reasonably likely to have a material effect on our net revenues, income from continuing operations, profitability, liquidity or capital resources, or that would cause reported financial information not necessarily to be indicative of future operating results or financial condition.

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

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this Report, our management conducted an assessment of the effectiveness of our internal controls over financial reporting as of the end of the period covered by this report (under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”)). Based on that assessment, our CEO and CFO have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act) were effective.

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

Under the supervision and participation of our management, including our CEO, we evaluated the effectiveness of our internal control over financial reporting based on the framework set forth in Internal Control - Integrated Framework issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission. As part of our assessment of the effectiveness of our internal control over financial reporting as of September 30, 2024, management has performed adequate testing to conclude that the material weakness identified in the prior fiscal year has been remediated as of September 30, 2024. Management had identified a material weakness in the prior year related to the Company’s IT general controls over third-party information systems and applications. This material weakness was related to:

●	Complementary User Entity Controls: Controls were not fully documented responding to all of the Complementary User Entity Controls forwarded through Software as a Service vendor audit reports in the design and implementation of suggested controls.

●	Information Produced by the Entity (IPE): There were not always appropriate IT controls related to information produced by the entity (IPE), including spreadsheets, that are relevant to the preparation of our consolidated financial statements.

Management has taken the following actions to remediate this material weakness:

●	Robust Controls for SaaS Reports: Established more specific controls to effectively address Complementary User Entity Controls arising from SaaS vendor audits.

●	Enhanced IT Governance: Expanded management oversight and controls within our IT systems.

●	Improved Access Management: Implemented a role-based access control system for all IT systems, including regular reviews of user access rights and timely removal of access for terminated employees. This ensures that only authorized personnel have access to sensitive financial data.

These remediation actions have been in place for a sufficient period of time, and management has performed adequate testing to conclude that the material weakness has been remediated as of September 30, 2024.

This Report does not include an attestation report of our internal controls from our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

Ongoing Monitoring

Management recognizes the importance of ongoing monitoring and continuous improvement of our internal control over financial reporting. We have established a process for regularly evaluating the effectiveness of our controls, including periodic self-assessments, internal audits, and ongoing monitoring activities. This process allows us to identify and address any emerging risks or control deficiencies in a timely manner.

Changes in Internal Control over Financial Reporting

During the fiscal year ended September 30, 2024, the Company underwent a significant transition as it became a publicly traded company. As a private company, we were not previously subject to the Sarbanes-Oxley Act of 2002, including the requirements for management’s assessment of internal control over financial reporting.

To comply with these new requirements, we have undertaken substantial efforts to develop and implement a comprehensive system of internal control over financial reporting in accordance with the 2013 Committee of Sponsoring Organizations of the Treadway Commission  framework. These efforts included:

●	Documentation of key controls: We have documented our significant processes and controls, including those related to financial reporting, IT systems, and operational activities.

●	Implementation of new controls: We have implemented new controls to address areas where deficiencies were identified, particularly in IT general controls and the use of spreadsheets in financial reporting. This includes enhanced controls over SaaS applications, improved IT governance, and increased data accuracy procedures.

●	Testing of controls: We have performed testing of our controls to evaluate their design and operating effectiveness.

While we believe that significant progress has been made in strengthening our internal control over financial reporting, these efforts are ongoing. We continue to evaluate and enhance our control environment to ensure its effectiveness and adaptability as the company grows and evolves.

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

Name	Age	Title
Zhenwu (Wayne) Huang	48	Chief Executive Officer and Director
Zhenqiang (Michael) Huang	46	Chief Financial Officer and Director
Phil Zheng	31	Chief Operating Officer
Matthew G. Casella	46	President
John Shigley	68	Director
Stephen Markscheid	70	Director
Saul Factor	65	Director

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

Mr. Stephen Markscheid joined our board of directors as an independent director in November 2023. Mr. Markscheid has been the Managing Partner of Aerion Capital, a family office, since July 2022. He currently serves as independent non-executive director of four other publicly listed companies: Jinko Solar Inc. (NYSE: JKS), a solar panel manufacturer (since 2010); ConnectM Technology Solutions, Inc. (Nasdaq: CNTM), a technology company (since July 2024); Four Leaf Acquisition Corporation (Nasdaq: FORL), a special purpose acquisition company (since 2023); Charlton Aria Acquisition Corporation (Nasdaq: CHARU), a special purpose acquisition company (since October 2024); and Shepherd Avenue Acquisition Corporation (Nasdaq: SPHAU), a special purpose acquisition company (since December 2024). Mr. Markscheid previously served as a director on numerous public boards including Cenntro Inc. (Nasdaq CENN), an electric vehicle manufacturer from 2023 to 2024, UGE International (XTSX:UGE), a solar installation company from August 2019 to July 2023, Fanhua, Inc. (Nasdaq: FANH), a financial services provider from 2007 to 2024, Kingwisoft Technology Services Ltd. (HKSE: 8295.HK), an information technology company from 2016 to 2024, and several special purpose acquisition companies. He is also a trustee emeritus of Princeton-in-Asia. From 1998 to 2006, he worked for GE Capital. During his time with GE Capital, Mr. Markscheid led GE Capital’s business development activities in China and Asia Pacific, primarily acquisitions and direct investments. Prior to GE Capital, Mr. Markscheid worked with the Boston Consulting Group throughout Asia. He was a banker for ten years in London, Chicago, New York, Hong Kong and Beijing with Chase Manhattan Bank and First National Bank of Chicago. Mr. Markscheid began his career with the US-China Business Council, in Washington D.C. and Beijing. He earned a BA in East Asian Studies from Princeton University in 1976, an MA in international affairs from Johns Hopkins University in 1980, and an MBA from Columbia University in 1991, where he was class valedictorian. We believe that Mr. Markscheid’s extensive experience serving on public boards and working with technology companies makes him a qualified candidate to serve on our Board.

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

Our Advisory Board

We have an Advisory Board comprised of the following individuals:

Name	Age	Title
Yman Vien	64	Advisory Board Nominee
Dr. Lingyun Gu	47	Advisory Board Nominee
Dr. Darryl T. Jenkins	62	Advisory Board Nominee
Michael Roberts	73	Advisory Board Nominee

The following sets forth certain biographical information with respect to the members of our Advisory Board:

Ms. Yman Vien, an advisor of the Company, is a business consultant and financial advisor with 30 years of banking industry experience. Recognized by the American Bankers Association, she has served as Vice President Business Banker at Lakeside Bank where she was responsible for developing new business for deposits and lending activities, managing customer portfolios, and expanding other banking products and services relationships. For 30 years, Ms. Vien worked in the banking industry in various positions including auditor, accountant, president and chief executive officer at local Chicago community banks. Most recently, from 2015 to current, Ms. Vien serves as President at Lotus Financial Partners, which provides financial consulting services to local developers and business owners for raising private funding and obtaining bank financing for real estate development projects. Same time from 2021, Ms. Vien has helped to start an Adult Day Care Service center and In-Home Service programs to seniors. Ms. Vien also served as trustee and treasurer for Ravenswood Health Care Foundation from 2007 to 2018. Ms. Vien received her Bachelor’s Degree in Business Administration Managerial Accounting from Loyola University in 1985. She also received a diploma from the Graduate School of Banking, University of Wisconsin in 2000. She holds real estate and insurance licenses. She is the co-founder and current board member of Chinese Mutual Aid Association, a not for profit organization serving refugees and immigrants in Chicago since 1981.

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

Our second amended and restated articles of incorporation and second amended and restated bylaws provide that the authorized number of directors may be changed only by resolution of our board of directors. Our second amended and restated articles of incorporation and second amended and restated bylaws also provide that our directors may be removed only for cause, and only by the affirmative vote of the holders of at least sixty-six and two-thirds percent (66 2/3%) of the total voting power of the outstanding shares of capital stock of the Company entitled to vote in the election of directors, voting together as a single class, and that any vacancy on our board of directors, including a vacancy resulting from an enlargement of our board of directors, may be filled only by vote of a majority of our directors then in office.

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

Attendance

There were eight (8) meetings, exclusive of action by unanimous written consent, of the board of directors held during fiscal year 2024. Each of our directors attended all of the meetings of the board of directors held during fiscal year 2024, while such director was a member of the board of directors.

There were four (4) meetings, exclusive of action by unanimous written consent, of the Audit Committee held during fiscal year 2024. Each of the committee members attended all of the meetings of the Audit Committee held during fiscal year 2024 while such committee member served on the Audit Committee.

There was one (1) meeting, exclusive of action by unanimous written consent, of the Compensation Committee held during fiscal year 2024. Each of the committee members attended such meeting of the Compensation Committee held during fiscal year 2024.

There were zero (0) meetings, exclusive of action by unanimous written consent, of the Nominating and Corporate Governance Committee held during fiscal year 2024.

Director Attendance at Annual Meeting of Stockholders

We do not have a formal policy regarding the attendance of our board members at our annual meetings of stockholders, but we expect all directors to make every effort to attend any meeting of stockholders.

Role of Board in Risk Oversight Process

Our co-founder and Chief Executive Officer, Zhenwu (Wayne) Huang, beneficially owns approximately 64.28% of the voting power of our common stock as of December 31, 2024. Periodically, our board of directors assesses these roles and the board of directors leadership structure to ensure the interests of the Company and our stockholders are best served. Our board of directors has determined that its current leadership structure is appropriate. Zhenwu (Wayne) Huang, as one of our founders and as our Chief Executive Officer, has extensive knowledge of all aspects of the Company, our business and risks.

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

Insider Trading Policy

We have adopted a formal policy against insider trading which provides guidelines to all of our directors, officers, employees, and consultants with respect to trading in our securities, as well as the securities of publicly traded companies with whom we have a business relationship. This policy has been designed to prevent insider trading or even allegations of insider trading.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors, executive officers and ten percent stockholders to file initial reports of ownership and reports of changes in ownership of our common stock with the Commission. Directors, executive officers and ten percent stockholders are also required to furnish us with copies of all Section 16(a) forms that they file. Based solely on our review of such forms furnished to us and written representations from certain reporting persons, we believe that during the year ended September 30, 2024, all reports applicable to our executive officers, directors and greater than 10% beneficial owners were filed in a timely manner in accordance with Section 16(a) of the Exchange Act, except as set forth below:

●	King Bliss Limited, a ten percent stockholder, failed to timely file its Form 4 once.

●	John Shigley, a director, failed to timely file its Form 4 once.
●	Stephen Markscheid, a director, failed to timely file its Form 4 once.
●	Saul Factor, a director, failed to timely file its Form 4 once.

ITEM 11. Executive Compensation

This section discusses the material components of the executive compensation program for our named executive officers for the years ended September 30, 2024 and 2023. Individuals we refer to as our “named executive officers” include our Chief Executive Officer and our two other most highly compensated executive officers whose salary and bonus for services rendered in all capacities exceeded $100,000 during the fiscal year ended September 30, 2024.

Our named executive officers are:

●	Zhenwu (Wayne) Huang	Chief Executive Officer

●	Matthew Casella	President

●	Phil Zheng	Chief Operating Officer

Summary Compensation Table

The following table presents the compensation awarded to or earned by or paid to our named executive officers during the fiscal years ended September 30, 2024 and 2023.

Name and Principal Position	Year (FY)	Salary ($)	Bonus ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Zhenwu (Wayne) Huang	2024	120,000		—	—	—	—	120,000
CEO	2023	120,016	800	—	—	—	—	120,816
Phil Zheng	2024	133,717	—	—	—	—	—	133,717
COO	2023	60,000	—	—	—	—	—	60,000
Matthew Casella	2024	168,654		—	—	—	—	180,000
President	2023	---		—	—	—	—	---

Narrative to Summary Compensation Table

Employment Agreements

For the fiscal year ended September 30, 2023, the Company maintained employment agreements with its Chief Executive Officer, Chief Operating Officer and President. Each of the agreements provide for paid holidays, health insurance eligibility, and severance as required by applicable law. Following termination of employment, the executives agreed to refrain from (i) hiring or attempting to hire any current employees of the Company; and (ii) solicit business from current clients or clients who have retained the Company in the 6-month period immediately preceding the employment termination.

Agreement with Chief Executive Officer

The CEO employment agreement was entered as of July 1, 2016. Initially, the CEO annual base salary was $120,000, and for the fiscal year ended September 30, 2024, the annual base salary for Mr. Zhenwu (Wayne) Huang was $120,000. Upon termination of employment without cause, the Company is required to pay to Mr. Zhenwu (Wayne) Huang an amount as required by the Employment Standards Act 2000 or other such legislation as may be in effect at the time of termination. This payment shall constitute the employee’s entire entitlement arising from said termination. The agreement provides for a non-solicitation period of six (6) months following the termination of employment.

Agreement with Chief Operating Officer

The COO employment agreement was entered as of July 2, 2020. Initially, Mr. Zheng was paid an hourly rate of $50 per hour, and for the fiscal year ended September 30, 2024, the annual base salary for Mr. Zheng was $133,717. On November 20, 2024, Mr. Zheng was granted 200,000 shares of Class B common stock. Upon termination of employment without cause, the Company is required to pay to Mr. Zheng an amount as required by the Employment Standards Act 2000 or other such legislation as may be in effect at the time of termination. This payment shall constitute the employee’s entire entitlement arising from said termination. The agreement provides for a non-solicitation period of six (6) months following the termination of employment.

On November 20, 2024, Mr. Zheng was granted 200,000 shares of Class B common stock

Agreement with President

The employment agreement with Matt Casella August 15, 2023. For the fiscal year ended September 30, 2023, the annual base salary for Mr. Casella was $168,654. Under the terms of the agreement, the annual stock option grant will follow a “50+70” plan, where 50,000 shares will be granted as vested stock options after one year of service, and an additional 70,000 shares will be granted based on the completion of annual performance targets. On November 20, 2024, Mr. Casella was granted 60,000 shares of Class B common stock. Upon termination of employment without cause, the Company is required to pay to Mr. Casella an amount as required by the Employment Standards Act 2000 or other such legislation as may be in effect at the time of termination. This payment shall constitute the employee’s entire entitlement arising from said termination. The agreement provides for a non-competition and non-solicitation period of twelve (12) months following the termination of employment.

Outstanding Equity Awards at Fiscal Year-End Table

The following table summarizes the number of shares of common stock underlying outstanding equity incentive plan awards for each named executive officer as of September 30, 2024.

Name	Number of Securities Underlying Unexercised Options (# exercisable)	Number of Securities Underlying Unexercised Options (# unexercisable)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration Date	Number of shares or units of stock that have not yet vested
Zhenwu (Wayne) Huang CEO	—	—	—	—	—	—
Phil Zheng COO	—	—	—	—	—	—
Matthew Casella President	—	—	—	—	—	—

Incentive Plan

On September 26, 2024, our Board and the holders of a majority of the voting power of the outstanding Class B common stock of the Company adopted resolutions by written consent to approve and adopted the Amended and Restated Richtech Robotics Inc. 2023 Stock Option Plan (the “Incentive Plan”), pursuant to the Company’s second amended and restated bylaws and Nevada law. The principal purposes of the Incentive Plan are to: (a) attract and retain the best available personnel for positions of substantial responsibility; (b) provide additional incentive to employees, directors, and consultants; and (c) promote the success of the business of the Company. The following description of the principal terms of the Incentive Plan is a summary of the terms of the Incentive Plan and is qualified in its entirety by the full text of the Incentive Plan.

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

Shares Subject to the Incentive Plan

An aggregate of 6,000,000 shares was initially reserved under the original Incentive Plan. An aggregate of 14,311,215 shares of Class B common stock was reserved for issuance under the amended and restated Incentive Plan (including the 6,000,000 shares originally reserved). As of September 30, 2024, 525,274 shares remain available for issuance under the Incentive Plan. If an option should expire or become unexercisable for any reason without having been exercised in full or no shares are issued with respect to an award, the shares underlying that award will again become available for issuance under the Incentive Plan. All of the shares available under the Incentive Plan may be issued upon the exercise of incentive stock options.

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

Director Compensation

Following our initial public offering, our non-employee directors and members of our Advisory Board will each receive an initial award of 6,427 restricted shares of Class B common stock. Such shares would vest ratably on an annual basis over four years beginning on the first anniversary of the initial public offering. Non-employee directors will also receive additional annual awards of restricted shares of Class B common stock equal to the number of shares granted in the initial award. Such subsequent awards may be adjusted by the compensation committee of the board of directors based on then-current market conditions considering the size of the Company. We will also reimburse our non-employee directors for certain expenses incurred in connection with their duties as directors of the Company.

The following table shows the compensation paid to our non-employee directors during the year ended September 30, 3024.  On July 1, 2024, the Company issued 12,000 shares of its Class B common stock to each of its non-employee directors as compensation for their services on the Board of Directors. The shares were issued at the closing market price of the Company’s common stock on the date of grant. The total value of the stock issued to each director was $14,640.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Nonequity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
John Shigley	$-	14,640	-	-	-	-	$14,640
Stephen Markscheid	-	14,640	-	-	-	-	14,640
Saul Factor	-	14,640	-	-	-	-	14,640

Limitation of Liability and Indemnification Matters

The Company’s second amended and restated articles of incorporation and second amended and restated bylaws limit the directors’ liability and may indemnify directors and officers to the fullest extent permitted under the NRS 78.7502-NRS 78.751.

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

As permitted by Nevada law or our second amended and restated articles of incorporation, our second amended and restated bylaws (a) include provisions that eliminate the personal liability of our directors or officers for damages resulting from certain breaches of fiduciary duties as a director or officer; (b) require the Company to indemnify and hold harmless any officer or director against all expense, liability and loss (including, without limitation, attorneys’ fees, judgments, fines, taxes, penalties, and amounts paid or to be paid in settlement) reasonably incurred or suffered by the indemnitee in connection with any threatened, pending, or completed action, suit or proceeding (including, without limitation, an action, suit or proceeding by or in the right of the company), whether civil, criminal, administrative, or investigative; and (c) require us to advance expenses of the indemnitee as such expenses are incurred upon receipt of an undertaking by or on behalf of the indemnitee to repay the amount if it is ultimately determined by a court of competent jurisdiction that he or she is not entitled to be indemnified by the Company.

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

Applicable percentage ownership is based on an aggregate of 112,052,244 shares of our common stock, consisting of (i) 39,934,846 shares of our Class A common stock and (ii) 72,117,398 shares of our Class B common stock outstanding as of January 10, 2025. We have determined beneficial ownership in accordance with the rules of the SEC. These rules generally attribute beneficial ownership of securities to persons who possess sole or shared voting or investment power with respect to such securities. In addition, pursuant to such rules, we deemed outstanding shares of Class B common stock subject to options or warrants held by that person that are currently exercisable or exercisable within 60 days of the date of this Report. We did not deem such shares outstanding, however, for the purpose of computing the percentage ownership of any other person. Except as indicated by the footnotes below, we believe, based on the information furnished to us, that the beneficial owners named in the table below have sole voting and investment power with respect to all shares of our Class A common stock and Class B common stock that they beneficially own, subject to applicable community property laws.

Name of Beneficial Owner(1)	Shares of Class A Common Stock	Shares of Class B Common Stock	% of Total Voting Power
Executive Officers and Directors
Zhenwu Huang	30,308,000	—	64.28%
Zhenqiang Huang	7,892,000	—	16.74%
Phil Zheng	—	1,400,000	*
Matthew G. Casella	—	60,000	*
John Shigley	—	22,000	*
Stephen Markscheid	—	22,000	*
Saul Factor	—	22,000	*
All officers and directors as a group (7 individuals)	38,200,000	1,526,000	81.35%
5% Stockholders
N/A

*	Less than 1%

(1)	Unless noted otherwise, the address of all listed stockholder is 4175 Cameron St Ste 1, Las Vegas, NV 89103. Each of the stockholder listed has sole voting and investment power with respect to the shares beneficially owned by the stockholder unless noted otherwise.

Changes in Control

None.

ITEM 13. Certain Relationships and Related Transactions, and Director Independence

During the year ended September 30, 2024, the Company repaid all outstanding loans from related parties. These loans, which were previously disclosed in our Form 10-K for the year ended September 30, 2023, were obtained to support the Company’s operations and growth. The repayment of these loans demonstrates the Company’s commitment to sound financial management and reducing its reliance on related party financing.

In addition, we had the following related party balances:

		As of	As of
		September 30,	September 30,
	Notes	2024	2023
Amounts due from related parties:
Uplus Academy LLC	(i)	-	118
Uplus Academy NLV LLC	(i)	-	16
		-	108

		As of	As of
		September 30,	September 30,
	Notes	2024	2023
Amounts due to related parties:
Bison Systems LLC	(ii)	-	85
Zhenwu Huang	(iii)	-	113
Phil Zheng	(iv)	-	40
		-	238

(i)	Uplus Academy LLC and Uplus Academy NLV LLC were both former subsidiaries of the Company that were disposed of on December 31, 2021. As of September 30, 2024, loans to Uplus Academy LLC and Uplus Academy NLV LLC were fully repaid.

(ii)	Bison Systems LLC was 100% owned by Zhenwu Huang, CEO and controlling stockholder of the Company and Zhenqiang Huang, CFO and major stockholder of the Company. As of September 30, 2024, the loans from Bison Systems LLC were fully repaid.

(iii)	Zhenwu Huang, CEO and controlling stockholder of the Company, made multiple interest-free and non-maturity loans to the Company since the inception of the business to support the Company’s operations. As of September 30, 2024, the loans from Zhenwu Huang were fully repaid.

(iv)	Phil Zheng has served as the Company’s COO since February 2020. Phil Zheng made an interest-free and non-maturity loan to the Company in May 2023. As of September 30, 2024, the loan from Phil Zheng was fully repaid.

ITEM 14. Principal Accounting Fees and Services

The following table sets forth the fees billed by our independent accountants, Bush & Associates CPA LLC (“Bush & Associates”) for the years ended September 30, 2024 and 2023.

	Year Ended September 30,
	2024	2023
Audit fees	$36,400	$42,500
Audit-related fees	$15,600	$18,000
Tax fees	$-	$-
All other fees	$-	$-

Audit Fees

Audit fees consist of fees for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Bush & Associates in connection with regulatory filings. The aggregate fees of Bush & Associates for professional services rendered for the audit of our annual financial statements, review of the financial information include in our filings with the SEC for the years ended September 30, 2024 and 2023 totaled approximately $36,400 and $42,500, respectively. The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees

Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. We paid Bush & Associates $15,600 and $18,000 for consultations concerning financial accounting and reporting standards for the years ended September 30, 2024 and 2023, respectively.

Tax Fees

We did not pay Bush & Associates for tax services, planning or advice for the years ended September 30, 2024 and 2023.

All Other Fees

We did not pay Bush & Associates for any other services for the years ended September 30, 2024 and 2023.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of

Richtech Robotics, Inc.

Las Vegas, Nevada

OPINION ON THE FINANCIAL STATEMENTS

We have audited the accompanying consolidated balance sheets of Richtech Robotics, Inc. and Subsidiaries (the “Company”) as of September 30, 2024, and the related consolidated statements of operations and comprehensive income, changes in stockholders’ deficit, and cash flows for the year then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2024, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

BASIS FOR OPINION

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

CRITICAL AUDIT MATTERS

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

CRITICAL AUDIT MATTER: REVENUE RECOGNITION.

Description of the Matter:

We identified revenue recognition as a critical audit matter. Richtech Robotics Inc. generates revenue primarily through direct sales of branded robotic products to customers. The Company also generates revenue from Robots-as-a-Service (RaaS). which provide customers with ongoing access to our robotic solutions under long-term contracts. For RaaS agreements, revenue is recognized over time on a monthly basis as the services are provided and the customer benefits from the use of the robotic solutions.

The transaction price is typically fixed and allocated evenly across the contract term unless specific usage-based considerations are included. Revenue recognition begins once the robots are installed and operational at the customer’s site.

For the fiscal year ended September 30, 2024, the Company reported revenue of approximately $4,240 thousand, representing a 52% decrease from the previous year.

The Company’s revenue recognition process involves significant judgment in several areas:

1.	Identifying performance obligations in customer contracts
2.	Determining the timing of control transfer to customers
3.	Measuring and allocating the transaction price
4.	Assessing the probability of collecting consideration from customers

Given the complexity of the Company’s revenue recognition policy, which adheres to ASC 606, and the significant decrease in revenue, auditing revenue recognition required extensive audit effort and a high degree of auditor judgment

How the Critical Audit Matter Was Addressed in the Audit

Auditor’s Evaluation:

1.	Evaluating the Company’s revenue recognition policy for compliance with ASC 606
2.	Analyzing a sample of customer contracts to assess proper identification of performance obligations
3.	Testing the timing of revenue recognition by examining shipping documents and delivery terms
4.	Performing substantive analytical procedures to identify unusual revenue trends
5.	Assessing the Company’s disclosures related to revenue recognition in the financial statements

/s/Bush & Associates CPA LLC

We have served as the Company’s auditor since 2024.

Henderson, Nevada

January 14, 2024

PCAOB ID Number 6797

RICHTECH ROBOTICS INC.

Balance Sheets

September 30, 2024 and 2023

(In thousands, except share and per share data)

	2024	2023
ASSETS
Current assets:
Cash and cash equivalents	$14,566	$433
Short term investment	15,940	-
Accounts receivable, (net of allowance for doubtful accounts)	1,359	5,576
Amount due from related parties, current	-	134
Inventory	1,148	822
Prepaid expenses and other current assets	33	17
Total current assets	33,046	6,982
Property and equipment, net	738	28
Deferred tax assets, net	-	518
Operating lease right-of-use-assets	506	315
Intangible assets, Net	7,621	-
Other assets, non-current	740	10
Total assets	$42,651	$7,853
LIABILITIES, PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$150	$1,126
Amount due to related parties, current	-	238
Accrued expenses	97	59
Short-term loan	53	845
Tax payables	5	461
Operating lease liabilities, current	150	161
Total current liabilities	455	2,890
Long-term payables	102	-
Operating lease liabilities, non-current	356	154
Total liabilities	913	3,044
Commitments and contigencies
Stockholders’ equity:
Class A Common stock, $0.0001 par, 100,000,000 shares authorized as of September 30, 2024 and September 30, 2023, 39,934,846 and 44,353,846 shares issued and outstanding as of September 30, 2024 and September 30, 2023, respectively	$4	$4
Class B Common stock, $0.0001 par, 200,000,000 shares authorized as of September 30, 2024 and September 30, 2023, 53,795,254 and 17,813,000 shares issued and outstanding as of September 30, 2024 and September 30, 2023,respectively.	6	2
Additional Paid-in Capital	49,667	4,602
Retained earnings	(7,939)	201
Total stockholders’ equity	41,738	4,809
Total liabilities, preferred stock and stockholder's equity	$42,651	$7,853

See accompanying Notes to Financial Statements

RICHTECH ROBOTICS INC.

Statements of Operations

For the years ended September 30, 2024 and 2023

(In thousands, except share and per share data)

	2024	2023

Revenue, net	$4,240	$8,759
Cost of revenue, net	1,520	2,744
Gross profit	2,720	6,015

Operating expenses:
Research and development	2,021	1,979
Sales and marketing	1,315	238
General and administrative	6,457	3,509
Total operating expenses	9,793	5,726
Loss from operations	(7,073)	289
Non-operating income(expense):
Investment Income	13	-
Interest expenses, net	(762)	(734)
Total other expenses	(749)	(734)
Loss before income tax expense	(7,822)	(445)
Income tax benefit/(expense)	(318)	106
Net loss	(8,140)	(339)
Net loss attributable to common stockholders	$(8,140)	$(339)
Basic and diluted net loss per share of common stock	$(0.12)	$(0.01)
Weighted average shares used to compute basic and diluted net loss per share	69,953,723	62,166,846

See accompanying Notes to Financial Statements.

RICHTECH ROBOTICS INC

Statements of Equity

For the years ended September 30, 2023 and 2024

(in thousands, except per share data)

	Common stock*				Additional	Retained earnings	Total
	Class A		Class B		Paid-in	(Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	deficit)	equity
Balance at September 30, 2022	39,400,000	$4	600,000	$-	$2,374	$540	$2,918
Common stock issued for cash	-	-	9,397,000	1	2,229	-	2,230
Common stock issued for future services	6,153,846	-	6,616,000	1	38,317	-	38,318
Provision of Common stock issued for future services	-	-	-	-	(38,318)	-	(38,318)
Conversion from class A to Class B common stock	(1,200,000)	-	1,200,000	-	-	-	-
Net loss	-	-	-	-	-	(339)	(339)
Balance at September 30, 2023	44,353,846	$4	17,813,000	$2	$4,602	$201	$4,809
Initial Public offering related expenses	-	-	-	-	(1,435)	-	(1,435)
Common stock Issuance for initial public offering*	-	-	2,142,563	-	10,713	-	10,713
Issuance of Common shares for Loan Settlement	-	-	2,294,114	-	3,383	-	-
Issuance of Common Shares for Intangible Asset Acquisition	-	-	4,730,726	1	2,216	-	-
Shares Issued to Employees and Directors	-	-	51,890	-	74	-	-
Issuance of new shares for cash	-	-	22,343,961	2	30,124	-	30,126
Conversion from class A to Class B Common stock	(4,419,000)	-	4,419,000	1	-	-	-
Net loss	-	-	-	-	-	(8,140)	(8,140)
Balance at September 30, 2024	39,934,846	$4	53,795,254	$6	$49,667	$(7,939)	$41,738

*	Par value per share and the number of shares has been retrospectively restated for the related period in connection with our 4-for-1 forward stock split and concurrent re-designation of our common stock into Class A and Class B common stock in October 2022.

See accompanying Notes to Financial Statements.

RICHTECH ROBOTICS, INC.

STATEMENTS OF CASH FLOWS

For the year ended September 30, 2024 and 2023

(In thousands)

	2024	2023
Cash flows from operating Activities:
Net loss	$(8,140)	$(339)
Adjustments to reconcile net income to net cash provided by operating activities:
Accounts receivable	4,218	(3,919)
Inventory	(326)	551
Prepaid expenses and other current assets	(16)	23
Right-of-use asset	(191)	67
Accounts payable	(976)	951
Tax payable	(456)	344
Accrued expenses	38	3
Deferred tax assets	518	(518)
Depreciation and amortization	81	13
Operating lease liabilities, current	(12)	(108)
Operating lease liabilities, non- current	202	36
Net cash provided by operating activities	(5,060)	(2,896)
Cash flows from investing activities:
Purchase of equipment	(725)	-
Purchase of intangible assets	(5,470)	-
Purchase of short-term investments	(15,940)	-
Purchase of long-term investments	(730)	-
Cash used for lending to related parties	134	(30)
Payment received from lending to related parties	-	4
Net cash used in investing activities	(22,731)	(26)
Cash flows from financing activities:
Proceeds from the issuance of related party debt	-	200
Payment of loans received from third parties	(3,792)	-
Loans received from third parties	3,102	845
Loan Settlement	3,383	-
Payment of related party debt	(238)	(247)
Proceeds from issuance of ordinary shares	30,182	-
Proceeds from stockholder capital injection	9,286	2,230
Net Cash used in financing activities	41,924	3,028
Net change in cash and cash equivalents	14,133	106
Cash, cash equivalents and restricted cash at beginning of the period	$433	$327
Cash, cash equivalents and restricted cash at end of the period	$14,566	$433

See accompanying Notes to Financial Statements.

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 2024 AND 2023

(Dollars in thousands, unless otherwise stated)

NOTE 1: Nature of Business

Description of Business

Richtech Robotics Inc. (“we”, “us”, “our” or “Richtech”), is a Nevada C-Corporation registered in Nevada. Richtech was converted from Richtech Creative Displays, LLC on June 22, 2022, and is the predecessor of Richtech. Richtech Creative Displays, LLC was established on July 19, 2016 in Nevada.

We are a leading provider of service robotic solutions. We develop, manufacture, and deploy novel products that address the growing need for automation in the service industry and provide service automation solutions that directly address the labor shortage problem affecting the US service industry. Our solutions include delivery, commercial cleaning, food & beverage service, and customization and development service, which have been implemented in more than 80 cities across the United States in restaurants, hotels, casinos, senior living homes, factories and retail centers. Our solutions automate repetitive and time-consuming tasks which allows clients to reallocate labor hours to more value-creating roles. Many of our clients see our robotic solutions as crucial to expanding and scaling their businesses. Our goal is to be a long-term partner to our clients, providing them with a range of robotic solutions to remedy their problems.

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

We will remain an emerging growth company until the earliest of (1) the last day of the first fiscal year (A) following the fifth anniversary of the completion of November 17, 2023, (B) in which our total annual gross revenue is at least $1.235 billion or (C) when we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeds $700.0 million as of our most recently completed second fiscal quarter and (2) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period.

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 2024 AND 2023

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

Accounts Receivable

Our accounts receivable primarily consist of trade receivables, which represent amounts owed to us by customers for products and services provided. These receivables are presented net of any rebates, price protection adjustments, and an allowance for credit losses. In addition to trade receivables, our accounts receivable also include unbilled receivables. These primarily relate to work completed on development services and semi-custom products for which revenue has been recognized but not yet invoiced to customers. We expect these unbilled receivables to be billed and collected within twelve months.

We actively manage our exposure to customer credit risk through various measures, including credit limits, credit lines, ongoing monitoring procedures, and credit approvals. We perform in-depth credit evaluations of all new customers and periodically reassess the creditworthiness of existing customers. If deemed necessary, we may require letters of credit, bank or corporate guarantees, or advance payments to mitigate credit risk.

To account for potential losses from uncollectible accounts, we maintain an allowance for credit losses. This allowance considers both specific troubled accounts and an overall estimate of potential uncollectible receivables based on historical experience and current credit quality assessments. As of September 30, 2024, the allowance for credit losses was $197 thousand, compared to $333 thousand as of September 30, 2023. We believe that our rigorous credit risk management practices and the allowance for credit losses adequately address the potential for uncollectible accounts.

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 2024 AND 2023

(Dollars in thousands, unless otherwise stated)

NOTE 2: Summary of Significant Accounting Policies (cont.)

Inventories

We value inventory at standard cost, adjusted to approximate the lower of actual cost or estimated net realizable value using assumptions about future demand and market conditions. In determining excess or obsolescence reserves for our products, we consider assumptions such as changes in business and economic conditions, other-than-temporary decreases in demand for our products, and changes in technology or customer requirements. In determining the lower of cost or net realizable value reserves, we consider assumptions such as recent historical sales activity and selling prices, as well as estimates of future selling prices. We fully reserve for inventories and non-cancellable purchase orders for inventory deemed obsolete. We perform periodic reviews of inventory items to identify excess inventories on hand by comparing on-hand balances and non-cancellable purchase orders to anticipated usage using recent historical activity as well as anticipated or forecasted demand. If estimates of customer demand diminish further or market conditions become less favorable than those projected by us, additional inventory carrying value adjustments may be required.

Inventory as of September 30, 2024 and 2023 are as follows:

	Year ended September 30,
	2024	2023
Raw materials	$619	$164
Finished goods	529	658
Total inventories	$1,148	$822

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

Property and equipment, as of September 30, 2024 and 2023 are as follows:

	Year ended September 30,
	2024	2023
Furniture, fixtures & equipment	$788	$63
Leasehold improvements	4	4
	792	67
Accumulated depreciation	(54)	(39)
Property and equipment, net	$738	$28

Depreciation expenses for 2024 and 2023 were $15 and $13, respectively.

Intangible Asset, net

The Company’s intangible assets consist of multiple systems purchased for our robotic product. These assets are amortized using the straight-line method over their estimated useful life of 10 years.

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 2024 AND 2023

(Dollars in thousands, unless otherwise stated)

NOTE 2: Summary of Significant Accounting Policies (cont.)

Intangible Asset, as of September 30, 2024 and 2023 are as follows:

	Year ended September 30,
	2024	2023
Intangible Asset	$7,687	$-
Accumulated Amortization	(67)	-
Intangible Asset, net	$7,620	$-

Amortization expenses for 2024 and 2023 were $67 and 0, respectively.

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

Listing on the Nasdaq Stock Market

On November 17, 2023, the Company completed its initial public offering, issuing 2,100,000 shares of Class B common stock at a price of $5.00 per share under the ticker symbol “RR.”

Purchase of intangible assets

In the fourth quarter of 2024, the Company acquired intangible assets through a combination of cash and common stock. The total consideration included $5.47 million in cash and approximately $2.2 million in Class B common stock.

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 2024 AND 2023

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

Revenue from Robots-as-a-Service (RaaS)

As part of our evolving business model, we generate revenue through our Robots-as-a-Service (RaaS) offerings, which provide customers with ongoing access to our robotic solutions under long-term contracts. For RaaS agreements, revenue is recognized over time on a monthly basis as the services are provided and the customer benefits from the use of the robotic solutions.

The transaction price is typically fixed and allocated evenly across the contract term unless specific usage-based considerations are included. Revenue recognition begins once the robots are installed and operational at the customer’s site.

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

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 2024 AND 2023

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

Recent Accounting Pronouncements

In February 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-02, Leases (“Topic 842”). The guidance in this ASU supersedes the leasing guidance in Topic 840, Leases. Under the new guidance, lessees are required to recognize lease assets and lease liabilities on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the statement of operations. The standard is effective for public business entities for fiscal years beginning after December 15, 2018. As an emerging growth company, we adopted the new standard on January 1, 2022 for our year ending September 30, 2023 and 2024. We had operating leases for which we were required to recognize a right-of-use asset and lease liability.

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

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 2024 AND 2023

(Dollars in thousands, unless otherwise stated)

NOTE 3: Earnings per Share

Because we reported a net loss for all periods presented, no potentially dilutive securities have been included in the computation of diluted net loss per share. In addition, we have no outstanding stock options, warrants, convertible notes, and any other forms of convertible deferred compensation that could dilute basic earnings per share in the future as of September 30, 2024 and 2023.

	Year ended September 30,
	2024	2023
Numerators:
Net loss attributable to common stockholders	$(8,140)	$(339)
Denominator:
Weighted Average ordinary shares used in computing	69,953,723	62,166,846
Basis and diluted net loss per share (in each dollar)	$(0.12)	$(0.01)

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 2024 AND 2023

(Dollars in thousands, unless otherwise stated)

NOTE 4: Income Taxes

The Company’s financial statements include a total state tax expense of $763 on a loss before income taxes of approximately $8,139 thousand for the year ended September 30, 2024. A reconciliation of the difference between the (expense)/benefit for income taxes and income taxes at the statutory U.S. federal income tax rate is as follows (in thousands, except amounts pertaining to rate which are shown as a percentage):

Year ended September 30, 2024
Federal Statutory Rate	21.00%
Effect of:
Change in Valuation Allowance	(23.22)%
RTP & Deferred True-up	1.77%
Change in Rate	(0.23)%
State Tax Benefit (Net of Fed)	0.76%
M&E	(0.08)%
TX Franchise tax	(0.01)%
Others	0.00%
Total provision effective rate	(0.01)%

The components of deferred tax assets and liabilities are as follows (in thousands):

September 30, 2024
Deferred tax assets relating to:
Net Operating loss carryforwards	$1,474
Research & development tax credit carryforward	7
174 Expenses	498
Right of Use Liability	157
Other deferred tax assets	43
Total gross deferred tax assets	2,179
Deferred tax liabilities relating to:
Right of Use Asset	157
Fixed Asset	8
Other deferred tax liabilities	4
Total Gross deferred tax liabilities	169
Deferred assets less liabilities	2,010
Less: valuation allowance	(2,010)
Net deferred tax asset (liability)	$-

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 2024 AND 2023

(Dollars in thousands, unless otherwise stated)

NOTE 4: Income Taxes (cont.)

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based upon the level of historical taxable income (losses) and projections for future taxable income (losses) over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will not realize the benefits of these deductible differences in the future. The Company had the following federal net operating loss carryforward and research activities credits as of September 30, 2024 (in thousands):

Year incurred	Net Operating Loss	Research Activities Credit
2023	219	7.33
2024	6,561	–

Note 5: Commitments and Contingencies

Lease

We lease office facilities under noncancelable operating lease agreements. We lease space for its corporate headquarters in Las Vegas, Nevada through August 2027, and we have closed our office space in Austin in April 2024.

The components of leases and lease costs are as follows (in thousands):

Operating leases	September 30, 2024	September 30, 2023
Operating lease right-of use assets	$506	$315
Operating lease liabilities, current portion	$150	$161
Operating lease liabilities, non-current portion	356	154
Total operating lease liabilities	$506	$315

Operating leases	Year Ended September 30, 2024	Year Ended September 30, 2024
Operating lease cost	$224	$227

Future minimum lease payments under these leases as of September 30, 2024, are approximately as follow:

Year ending September 30,	Amount
2025	$209
2026	247
2027	255
Total future minimum lease payments	$711

Note 6: Subsequent Events

On October 16, 2024, we entered into a binding LOI with Ghost Kitchens America (DBA as One Kitchen). Under the terms of the LOI, the parties agreed to enter into a franchise agreement, pursuant to which the Company will acquire exclusive rights to operate 20 Walmart-located “One Kitchen” restaurants. These restaurants will be directly managed by the Company’s subsidiary, AlphaMax Management LLC. As of the date of this Report, two locations have been secured via franchise agreements: (1) on September 10, 2024, the Company signed a franchise agreement for a new location in Peachtree City, Georgia. This location, slated to commence operations in January 2025, will be operated by Alphamax Management LLC, a wholly-owned subsidiary of the Company; and (2) on August 20, 2024, the Company amended an existing franchise agreement originally intended for Clovis, California, relocating the franchise to Oceanside, California.

On October 25, 2024, the Company received a notice from Nasdaq notifying the Company that, because the closing bid price for the Company’s Class B common stock had fallen below $1.00 per share for 30 consecutive business days, the Company no longer complies with the minimum bid price requirement for continued listing on the Nasdaq Capital Market under Rule 5550(a)(2) of Nasdaq Listing Rules. Nasdaq’s notice had no immediate effect on the listing of the Company’s Class B common stock on the Nasdaq Capital Market. Pursuant to Nasdaq Listing Rule 5810(c)(3)(A), the Company was provided an initial compliance period of 180 calendar days, or until April 23, 2025, to regain compliance with the minimum bid price requirement. To regain compliance, the closing bid price of the Company’s Class B common stock must meet or exceed $1.00 per share for a minimum of 10 consecutive business days prior to April 23, 2025. On January 6, 2025, the Company received a notice from Nasdaq that the Company has regained compliance with the minimum bid price requirement and the matter is closed.

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

ITEM 16. Form 10-K Summary.

Not applicable.

EXHIBIT INDEX

Exhibit No.	Description
3.1	Second Amended and Restated Articles of Incorporation (Incorporated by reference to Exhibit 3.1 in the Company’s Current Report on Form 8-K, filed with the SEC on November 22, 2023).
3.2	Second Amended and Restated Bylaws (Incorporated by reference to Exhibit 3.3 in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2024, filed with the SEC on January 11, 2024).
4.1	Specimen Class B Common Stock Certificate (Incorporated by reference to Exhibit 4.1 in the Company’s Registration Statement on Form S-1/A (File No. 333-273628), filed with the SEC on November 1, 2023).
4.2	Form of Underwriter Warrant (Incorporated by reference to Exhibit 4.1 in the Company’s Current Report on Form 8-K, filed with the SEC on November 22, 2023).
4.3	Form of Pre-Funded Warrant (Incorporated by reference to Exhibit 4.1 in the Company’s Current Report on Form 8-K, filed with the SEC on September 5, 2024).
4.4	Form of Common Warrant (Incorporated by reference to Exhibit 4.2 in the Company’s Current Report on Form 8-K, filed with the SEC on September 5, 2024).
4.5	Form of Placement Agent Warrant (Incorporated by reference to Exhibit 4.3 in the Company’s Current Report on Form 8-K, filed with the SEC on September 5, 2024).
4.6	Description of Registered Securities*
10.1#	Letter of Intent, dated as of October 16, 2024, by and between Richtech Robotics Inc. and Ghost Kitchens America (Incorporated by reference to Exhibit 10.1 in the Company’s Current Report on Form 8-K, filed with the SEC on October 22, 2024).
10.2#	Master Professional Services Agreement, dated September 26, 2022 (Gaming MSA) (Incorporated by reference to Exhibit 10.2 in the Company’s Registration Statement on Form S-1/A (File No. 333-273628), filed with the SEC on November 1, 2023).
10.3#	Master IT Services and Products Agreement, dated January 12, 2023 (Hotel MSA) (Incorporated by reference to Exhibit 10.3 in the Company’s Registration Statement on Form S-1/A (File No. 333-273628), filed with the SEC on November 1, 2023).
10.4	Form of Invention Assignment Agreement (Incorporated by reference to Exhibit 10.4 in the Company’s Registration Statement on Form S-1/A (File No. 333-273628), filed with the SEC on November 1, 2023).
10.5	Form of Stock Purchase Agreement (Pre-IPO Private Placement) (Incorporated by reference to Exhibit 10.5 in the Company’s Registration Statement on Form S-1/A (File No. 333-273628), filed with the SEC on November 1, 2023).
10.6	2023 Equity Stock Option Plan (Incorporated by reference to Exhibit 10.6 in the Company’s Registration Statement on Form S-1/A (File No. 333-273628), filed with the SEC on November 1, 2023).
10.7	Form of Stock Option Agreement (Incorporated by reference to Exhibit 10.7 in the Company’s Registration Statement on Form S-1/A (File No. 333-273628), filed with the SEC on November 1, 2023).
10.8	Form of Stock Purchase Agreement (Incorporated by reference to Exhibit 10.8 in the Company’s Registration Statement on Form S-1/A (File No. 333-273628), filed with the SEC on November 1, 2023).
10.9	Employment Agreement between the Company and Zhenwu Huang (Incorporated by reference to Exhibit 10.9 in the Company’s Registration Statement on Form S-1/A (File No. 333-273628), filed with the SEC on November 1, 2023).

10.10	Employment Agreement between the Company and Zhenqiang Huang (Incorporated by reference to Exhibit 10.10 in the Company’s Registration Statement on Form S-1/A (File No. 333-273628), filed with the SEC on November 1, 2023).
10.11	Employment Agreement between the Company and Phil Zheng (Incorporated by reference to Exhibit 10.11 in the Company’s Registration Statement on Form S-1/A (File No. 333-273628), filed with the SEC on November 1, 2023).
10.12	Employment Agreement between the Company and Matthew Casella (Incorporated by reference to Exhibit 10.12 in the Company’s Registration Statement on Form S-1/A (File No. 333-273628), filed with the SEC on November 1, 2023).
10.13	Standby Equity Purchase Agreement, dated February 15, 2024, by and between the Company and YA II PN, Ltd. (Incorporated by reference to Exhibit 10.1 in the Company’s Current Report on Form 8-K, filed with the SEC on February 21, 2024).
10.14	Letter Agreement, dated March 14, 2024, by and between the Company and YA II PN, Ltd. (Incorporated by reference to Exhibit 10.1 in the Company’s Current Report on Form 8-K, filed with the SEC on March 15, 2024).
10.15	Promissory Note issued to YA II PN, Ltd. dated March 18, 2024 (Incorporated by reference to Exhibit 10.1 in the Company’s Current Report on Form 8-K, filed with the SEC on March 22, 2024).
10.16	Promissory Note issued to YA II PN, Ltd. dated April 15, 2024 (Incorporated by reference to Exhibit 10.1 in the Company’s Current Report on Form 8-K, filed with the SEC on April 23, 2024).
10.17	Form of Securities Purchase Agreement (Incorporated by reference to Exhibit 10.1 in the Company’s Current Report on Form 8-K, filed with the SEC on September 5, 2024).
14	Code of Ethics*
19	Insider Trading Policy*
21	Subsidiaries of the Registrant (Incorporated by reference to Exhibit 21.1 in the Company’s Registration Statement on Form S-1/A (File No. 333-273628), filed with the SEC on November 1, 2023).
31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
101.INS	Inline XBRL Instance Document.*
101.SCH	Inline XBRL Taxonomy Extension Schema Document.*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*
104	Cover Page Interactive Data File (Embedded as Inline XBRL document and contained in Exhibit 101).*

*	Filed herewith.

**	Furnished herewith

#	Certain portions of this exhibit have been omitted because the omitted information is (i) not material and (ii) would likely cause competitive harm to the Company if publicly disclosed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

January 14, 2025	RICHTECH ROBOTICS INC.

	By:	/s/ Zhenwu Huang
Zhenwu Huang
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Zhenwu Huang	Chief Executive Officer and Director	January 14, 2025
Zhenwu Huang	(Principal Executive Officer)

/s/ Zhenqiang Huang	Chief Financial Officer and Director	January 14, 2025
Zhenqiang Huang	(Principal Financial and Accounting Officer)

/s/ John Shigley	Director	January 14, 2025
John Shigley

/s/ Stephen Markscheid	Director	January 14, 2025
Stephen Markscheid

/s/ Saul Factor	Director	January 14, 2025
Saul Factor