Form 10-K/A
period 2024-09-30
RICHTECH ROBOTICS INC.
filed 2025-02-07
CIK 1963685

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

Explanatory Note

Richtech Robotics Inc. (the “Company”, “we”, “our”, or “us”) is filing this Amendment No. 1 to its Annual Report on Form 10-K/A (the “Amendment”) to amend its Annual Report on Form 10-K for the fiscal year ended September 30, 2024 (the “2024 Form 10-K”), as filed with the Securities and Exchange Commission on January 14, 2025, to (i) correct a typographical error in the date of Report of Independent Registered Public Accounting Firm, (i) add disclosure regarding the Company’s policy related to recovery of erroneously awarded compensation and (iii) file a copy of the Company’s policy related to recovery of erroneously awarded compensation as Exhibit 97 hereto.

Except as described above, no other information included in the 2024 Form 10-K is being amended or updated by this Amendment and, other than as described herein, this Amendment does not purport to reflect any information or events subsequent to the 2024 Form 10-K. This Amendment continues to describe the conditions as of the date of the 2024 Form 10-K and, except as expressly contained herein, we have not updated, modified or supplemented the disclosures contained in the 2024 Form 10-K.

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

ITEM 8. Financial Statements and Supplementary Data

Reference is made to pages F-1 through F-17 comprising a portion of this Report, which are incorporated herein by reference.

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

Compensation Recovery and Clawback Policy

Under the Sarbanes-Oxley Act, in the event of misconduct that results in a financial restatement that would have reduced a previously paid incentive amount, we can recoup those improper payments from our executive officers. The SEC also recently adopted rules which direct national stock exchanges to require listed companies to implement policies intended to recoup bonuses paid to executives if the company is found to have misstated its financial results.

On November 13, 2023, our Board of Directors approved the adoption of the Executive Compensation Clawback Policy (the “Clawback Policy”), with an effective date of October 2, 2023, in order to comply with the final clawback rules adopted by the SEC under the Rule, and the listing standards, as set forth in the Nasdaq Listing Rule 5608 (the “Final Clawback Rules”).

The Clawback Policy provides for the mandatory recovery of erroneously awarded incentive-based compensation from our current and former executive officers as defined in the Rule (“Covered Officers”) in the event that we are required to prepare an accounting restatement, in accordance with the Final Clawback Rules. The recovery of such compensation applies regardless of whether a Covered Officer engaged in misconduct or otherwise caused or contributed to the requirement of an accounting restatement. Under the Clawback Policy, our Board of Directors may recoup from the Covered Officers erroneously awarded incentive compensation received within a lookback period of the three completed fiscal years preceding the date on which we are required to prepare an accounting restatement.

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

January 14, 2025

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

ITEM 16. Form 10-K Summary.

Not applicable.

EXHIBIT INDEX

Exhibit No.	Description
3.1	Second Amended and Restated Articles of Incorporation (Incorporated by reference to Exhibit 3.1 in the Company’s Current Report on Form 8-K, filed with the SEC on November 22, 2023).
3.2	Second Amended and Restated Bylaws (Incorporated by reference to Exhibit 3.3 in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2024, filed with the SEC on January 11, 2024).
4.1	Specimen Class B Common Stock Certificate (Incorporated by reference to Exhibit 4.1 in the Company’s Registration Statement on Form S-1/A (File No. 333-273628), filed with the SEC on November 1, 2023).
4.2	Form of Underwriter Warrant (Incorporated by reference to Exhibit 4.1 in the Company’s Current Report on Form 8-K, filed with the SEC on November 22, 2023).
4.3	Form of Pre-Funded Warrant (Incorporated by reference to Exhibit 4.1 in the Company’s Current Report on Form 8-K, filed with the SEC on September 5, 2024).
4.4	Form of Common Warrant (Incorporated by reference to Exhibit 4.2 in the Company’s Current Report on Form 8-K, filed with the SEC on September 5, 2024).
4.5	Form of Placement Agent Warrant (Incorporated by reference to Exhibit 4.3 in the Company’s Current Report on Form 8-K, filed with the SEC on September 5, 2024).
4.6	Description of Registered Securities (Incorporated by reference to Exhibit 4.6 in the Company’s Annual Report on Form 10-K, filed with the SEC on January 14, 2025).
10.1#	Letter of Intent, dated as of October 16, 2024, by and between Richtech Robotics Inc. and Ghost Kitchens America (Incorporated by reference to Exhibit 10.1 in the Company’s Current Report on Form 8-K, filed with the SEC on October 22, 2024).
10.2#	Master Professional Services Agreement, dated September 26, 2022 (Gaming MSA) (Incorporated by reference to Exhibit 10.2 in the Company’s Registration Statement on Form S-1/A (File No. 333-273628), filed with the SEC on November 1, 2023).
10.3#	Master IT Services and Products Agreement, dated January 12, 2023 (Hotel MSA) (Incorporated by reference to Exhibit 10.3 in the Company’s Registration Statement on Form S-1/A (File No. 333-273628), filed with the SEC on November 1, 2023).
10.4	Form of Invention Assignment Agreement (Incorporated by reference to Exhibit 10.4 in the Company’s Registration Statement on Form S-1/A (File No. 333-273628), filed with the SEC on November 1, 2023).
10.5	Form of Stock Purchase Agreement (Pre-IPO Private Placement) (Incorporated by reference to Exhibit 10.5 in the Company’s Registration Statement on Form S-1/A (File No. 333-273628), filed with the SEC on November 1, 2023).
10.6	2023 Equity Stock Option Plan (Incorporated by reference to Exhibit 10.6 in the Company’s Registration Statement on Form S-1/A (File No. 333-273628), filed with the SEC on November 1, 2023).
10.7	Form of Stock Option Agreement (Incorporated by reference to Exhibit 10.7 in the Company’s Registration Statement on Form S-1/A (File No. 333-273628), filed with the SEC on November 1, 2023).
10.8	Form of Stock Purchase Agreement (Incorporated by reference to Exhibit 10.8 in the Company’s Registration Statement on Form S-1/A (File No. 333-273628), filed with the SEC on November 1, 2023).
10.9	Employment Agreement between the Company and Zhenwu Huang (Incorporated by reference to Exhibit 10.9 in the Company’s Registration Statement on Form S-1/A (File No. 333-273628), filed with the SEC on November 1, 2023).

10.10	Employment Agreement between the Company and Zhenqiang Huang (Incorporated by reference to Exhibit 10.10 in the Company’s Registration Statement on Form S-1/A (File No. 333-273628), filed with the SEC on November 1, 2023).
10.11	Employment Agreement between the Company and Phil Zheng (Incorporated by reference to Exhibit 10.11 in the Company’s Registration Statement on Form S-1/A (File No. 333-273628), filed with the SEC on November 1, 2023).
10.12	Employment Agreement between the Company and Matthew Casella (Incorporated by reference to Exhibit 10.12 in the Company’s Registration Statement on Form S-1/A (File No. 333-273628), filed with the SEC on November 1, 2023).
10.13	Standby Equity Purchase Agreement, dated February 15, 2024, by and between the Company and YA II PN, Ltd. (Incorporated by reference to Exhibit 10.1 in the Company’s Current Report on Form 8-K, filed with the SEC on February 21, 2024).
10.14	Letter Agreement, dated March 14, 2024, by and between the Company and YA II PN, Ltd. (Incorporated by reference to Exhibit 10.1 in the Company’s Current Report on Form 8-K, filed with the SEC on March 15, 2024).
10.15	Promissory Note issued to YA II PN, Ltd. dated March 18, 2024 (Incorporated by reference to Exhibit 10.1 in the Company’s Current Report on Form 8-K, filed with the SEC on March 22, 2024).
10.16	Promissory Note issued to YA II PN, Ltd. dated April 15, 2024 (Incorporated by reference to Exhibit 10.1 in the Company’s Current Report on Form 8-K, filed with the SEC on April 23, 2024).
10.17	Form of Securities Purchase Agreement (Incorporated by reference to Exhibit 10.1 in the Company’s Current Report on Form 8-K, filed with the SEC on September 5, 2024).
14	Code of Ethics (Incorporated by reference to Exhibit 14 in the Company’s Annual Report on Form 10-K, filed with the SEC on January 14, 2025).
19	Insider Trading Policy (Incorporated by reference to Exhibit 19 in the Company’s Annual Report on Form 10-K, filed with the SEC on January 14, 2025).
21	Subsidiaries of the Registrant (Incorporated by reference to Exhibit 21.1 in the Company’s Registration Statement on Form S-1/A (File No. 333-273628), filed with the SEC on November 1, 2023).
31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
97	Executive Compensation Clawback Policy.*
101.INS	Inline XBRL Instance Document.*
101.SCH	Inline XBRL Taxonomy Extension Schema Document.*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*
104	Cover Page Interactive Data File (Embedded as Inline XBRL document and contained in Exhibit 101).*

*	Filed herewith.

**	Furnished herewith

#	Certain portions of this exhibit have been omitted because the omitted information is (i) not material and (ii) would likely cause competitive harm to the Company if publicly disclosed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

February 7, 2025	RICHTECH ROBOTICS INC.

	By:	/s/ Zhenwu Huang
Zhenwu Huang
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Zhenwu Huang	Chief Executive Officer and Director	February 7, 2025
Zhenwu Huang	(Principal Executive Officer)

/s/ Zhenqiang Huang	Chief Financial Officer and Director	February 7, 2025
Zhenqiang Huang	(Principal Financial and Accounting Officer)

/s/ John Shigley	Director	February 7, 2025
John Shigley

/s/ Stephen Markscheid	Director	February 7, 2025
Stephen Markscheid

/s/ Saul Factor	Director	February 7, 2025
Saul Factor