Form 10-Q
period 2024-12-31
RICHTECH ROBOTICS INC.
filed 2025-02-14
CIK 1963685

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2024

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

As of February 14, 2025, there were 39,934,846 shares of the Company’s Class A common stock and 74,568,935 shares of the Company’s Class B common stock issued and outstanding.

RICHTECH ROBOTICS INC.

Quarterly Report on Form 10-Q

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this “Report”) contains “forward-looking statements” (as defined in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that reflect our current expectations and views of future events. The forward-looking statements are contained principally in the section of this Report entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Readers are cautioned that significant known and unknown risks, uncertainties and other important factors (including those over which we may have no control and others listed in this Report and in the “Risk Factors” section of our Annual Report on Form 10-K/A for the fiscal year ended September 30, 2024 (“2024 Annual Report”), as filed with the Securities and Exchange Commission (the “SEC”) on February 7, 2025, may cause our actual results, performance or achievements to be materially different from those expressed or implied by the forward-looking statements. You can identify some of these forward-looking statements by words or phrases such as “may,” “will,” “expect,” “anticipate,” “aim,” “estimate,” “intend,” “plan,” “believe,” “is/are likely to,” “potential,” “continue” or other similar expressions. We have based these forward-looking statements on our current expectations and projections about future events that we believe may affect our financial condition, results of operations, business strategy and financial needs.

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

These forward-looking statements involve numerous and significant risks and uncertainties. Although we believe that our expectations expressed in these forward-looking statements are reasonable, our expectations may later be found to be incorrect. Our actual results of operations or the results of other matters that we anticipate herein could be materially different from our expectations. Important risks and factors that could cause our actual results to be materially different from our expectations are generally set forth in the “Management’s Discussion and Analysis of Financial Condition and Results of Operation” section contain in this Report and in the “Risk Factors” and other sections of the 2024 Annual Report. You should thoroughly read this Report and the documents that we refer to with the understanding that our actual future results may be materially different from, and worse than, what we expect. We qualify all our forward-looking statements by these cautionary statements.

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

ii

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements

RICHTECH ROBOTICS INC.

Unaudited Consolidated Balance Sheets

(In thousands, except share and per share data)

	December 31,	September 30,
	2024	2024
ASSETS
Current assets:
Cash and cash equivalents	$19,827	$14,566
Short term investment	16,067	15,940
Accounts receivable, (net of allowance for doubtful accounts)	2,115	1,359
Amount due from related parties, current	-	-
Inventory	1,396	1,148
Prepaid expenses and other current assets	53	33
Total current assets	39,458	33,046
Property and equipment, net	802	738
Operating lease right-of-use-assets	673	506
Intangible assets, net	9,576	7,621
Other assets, non-current	915	740
Total assets	$51,424	$42,651
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$530	$150
Amount due to related parties, current	-	-
Accrued expenses	170	97
Short-term loan	53	53
Tax payables	31	5
Operating lease liabilities, current	209	150
Total current liabilities	993	455
Long-term payables	98	102
Operating lease liabilities, non-current	464	356
Total liabilities	1,555	913

Commitments and contingencies (Note 7)
Stockholders’ equity:
Class A Common stock, $0.0001 par, 100,000,000 shares authorized as of December 31, 2024 and September 30, 2024, 39,934,846 shares issued and outstanding as of December 31, 2024 and September 30, 2023, respectively	$4	$4
Class B Common stock, $0.0001 par, 200,000,000 shares authorized as of December 31, 2024 and September 30, 2024, 67,623,705 shares and 53,795,254 shares issued and outstanding as of December 31, 2024 and September 30, 2023, respectively.	7	6
Additional Paid-in Capital	61,366	49,667
Retained earnings	(11,487)	(7,939)
Total controlling stockholders’ equity	49,890	41,738
Non-controlling interests	(21)	-
Total stockholders’ equity	49,869	41,738
Total liabilities and stockholders’ equity	$51,424	$42,651

RICHTECH ROBOTICS INC.

Unaudited Consolidated statements of Operations

(In thousands, except share and per share data)

	Three Months Ended December 31,
	2024	2023
Revenue, net	$1,257	$1,106
Cost of revenue, net	123	496
Gross profit	1,134	610

Operating expenses:
Research and development	484	834
Sales and marketing	245	595
General and administrative	4,303	1,443
Total operating expenses	5,032	2,872
Loss from operations	(3,898)	(2,262)
Non-operating income(expense):
Investment Income	333	-
Interest expense, net	(4)	(486)
Total other expense	329	(486)
Loss before income tax expense	(3,569)	(2,748)
Consolidated net loss	(3,569)	(2,748)
Less: Net loss Attributable to Non-Controlling Interest	(21)	-
Net loss	(3,548)	(2,748)
Net loss attributable to common stockholders	$(3,548)	$(2,748)
Basic and diluted net loss per share of common stock	$(0.04)	$(0.04)
Weighted average shares used to compute basic and diluted net loss per share	95,785,054	64,309,409

Richtech Robotics Inc.

Unaudited Consolidated Statements of Equity

For the three months ended December 31, 2024 and 2023

(In thousands except share data)

	Common stock*				Additional	Retained earnings	Total
	Class A		Class B		Paid-in	(Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	deficit)	equity
Balance at September 30, 2024	39,934,846	$4	53,795,254	$6	$49,667	$(7,939)	$41,738
Issuance of Common Shares for Intangible Asset Acquisition	-	-	4,088,000	-	2,454	-	2,454
Issuance of shares upon exercise of warrants for cash			5,973,667	1	8,064		8,065
Shares Issued to Employees and Directors	-	-	3,395,153	-	867	-	867
Shares Issued for services			371,631		314	-	314
Non-controlling interests	-	-	-	-	-	(21)	(21)
Net loss	-		-	-	-	(3,548)	(3,548)
Balance at December 31, 2024	39,934,846	$4	67,623,705	$7	$61,366	$(11,508)	$49,869

	Common stock*				Additional	Retained earnings	Total
	Class A		Class B		Paid-in	(Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	deficit)	equity
Balance at September 30, 2023	44,353,846	$-	17,813,000	$-	$4,608	$201	$4,809
Initial public offering related expenses	-	-	-	-	(1,427)	-	(1,427)
Common stock Issuance for initial public offering	-	-	2,142,563	-	10,713	-	10,713
Net loss	-	-	-	-	-	(2,748)	(2,748)
Balances at December 31, 2023	44,353,846	$-	19,955,563	$-	$13,894	$(2,547)	$11,347

RICHTECH ROBOTICS, INC.

Consolidated Statements of Cash Flows

For the three months ended December 31, 2024 and 2023

(In thousands)

	2024	2023
Cash flows from operating Activities:
Net loss	$(3,569)	$(2,748)
Adjustments to reconcile net income to net cash provided by operating activities:
Accounts receivable	(755)	2,432
Inventory	(248)	167
Prepaid expenses and other current assets	(20)	10
Right-of-use asset	(167)	59
Accounts payable	380	(1,066)
Tax payable	26	(7)
Accrued expenses	73	-
Depreciation and amortization	513	3
Operating lease liabilities, current	60	(31)
Operating lease liabilities, non- current	108	(28)
Net cash provided by operating activities	(3,599)	(1,209)
Cash flows from investing activities:
Purchase of equipment	(78)	-
Purchase of short-term investments	(127)	-
Purchase of long-term investments	(175)	-
Cash used for lending to related parties	-	(28)
Net cash used in investing activities	(380)	(28)
Cash flows from financing activities:
Payment of loans received from third parties	-	(795)
Loans received from third parties	(4)	-
Payment of related party debt	-	(152)
Proceeds from issuance of ordinary shares	9,244	-
Proceeds from stockholder capital injection	-	9,286
Net Cash used in financing activities	9,240	8,339
Net change in cash and cash equivalents	5,261	7,102
Cash, cash equivalents and restricted cash at beginning of the period	$14,566	$433
Cash, cash equivalents and restricted cash at end of the period	$19,827	$7,535

NOTES TO FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED DECEMBER 31, 2024 AND 2023

(Dollars in thousands, unless otherwise stated)

NOTE 1: Nature of Business

Description of Business

Richtech Robotics Inc. (“we”, “us”, “our” “Richtech” or the “Company”), is a C-Corporation registered in Nevada. Richtech was converted from Richtech Creative Displays, LLC on June 22, 2022, and is the predecessor of Richtech. Richtech Creative Displays, LLC was established on July 19, 2016 in Nevada.

We are a leading provider of service robotic solutions. We develop, manufacture, and deploy novel products that address the growing need for automation in the service industry and provide service automation solutions that directly address the labor shortage problem affecting the US service industry. Our solutions include delivery, commercial cleaning, food & beverage service, and customization and development service, which have been implemented in more than 80 cities across the United States in restaurants, hotels, casinos, senior living homes, factories and retail centers. Our solutions automate repetitive and time-consuming tasks which allows clients to reallocate labor hours to more value-creating roles. Many of our clients see our robotic solutions as crucial to expanding and scaling their businesses. Our goal is to be a long-term partner to our clients, providing them with a range of robotic solutions to alleviate their problems.

Risk and Uncertainties

The Company’s business and operations are sensitive to general business and economic conditions worldwide. These conditions include short-term and long-term interest rates, inflation, fluctuations in debt and equity capital markets and the general condition of the world economy. A host of factors beyond the Company’s control could cause fluctuations in these conditions. Adverse developments in these general business and economic conditions could have a material adverse effect on the Company’s financial condition and the results of its operations. In addition, the Company competes with many companies that currently have extensive and well-funded projects and marketing and sales operations. The Company may be unable to compete successfully against these companies. The Company’s industry is characterized by rapid changes in technology and market demands. As a result, the Company’s products, services, or expertise may become obsolete or unmarketable. The Company’s future success will depend on its ability to adapt to technological advances, anticipate customer and market demands, and enhance its current technology under development.

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

We will remain an emerging growth company until the earliest of (1) the last day of the first fiscal year (A) following the fifth anniversary of the completion of our initial public offering on November 21, 2023, (B) in which our total annual gross revenue is at least $1.235 billion or (C) when we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeds $700.0 million as of our most recently completed second fiscal quarter and (2) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period.

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

To account for potential losses from uncollectible accounts, we maintain an allowance for credit losses. This allowance considers both specific troubled accounts and an overall estimate of potential uncollectible receivables based on historical experience and current credit quality assessments. As of December 31, 2024, the allowance for credit losses was $103 thousand, compared to $197 thousand as of September 30, 2024. We believe that our rigorous credit risk management practices and the allowance for credit losses adequately address the potential for uncollectible accounts.

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

Inventory as of December 31,2024 and September 30, 2024 are as follows:

	December 31,	September 30,
	2024	2024
Raw materials	$843	$619
Finished goods	553	529
Total inventories	$1,396	$1,148

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

Property and equipment, as of December 31, 2024 and September 30, 2024 are as follows:

	December 31,	September 30,
	2024	2024
Furniture, fixtures & equipment	$788	$788
Equipment held for lease	79	$-
Leasehold improvements	4	4
	871	792
Accumulated depreciation	(69)	(54)
Property and equipment, net	$802	$738

Depreciation expenses for the three months ended December 31, 2024 and 2023 were $9 and $15, respectively.

Intangible Asset, net

The Company’s intangible assets consist of multiple systems purchased for our robotic product. These assets are amortized using the straight-line method over their estimated useful life of 10 years.

Intangible Asset, as of December 31, 2024 and September 30, 2024 are as follows:

	December 31,	September 30,
	2024	2024
Intangible Asset	$10,142	$7,687
Accumulated Amortization	(566)	(67)
Intangible Asset, net	$9,576	$7,620

Amortization expenses for the three months ended December 31, 2024 and 2023 were $499 and $67, respectively.

Stockholders’ Equity

During the quarter ended December 31, 2024, the Company issued a total of 13,828,451 shares of Class B common stock, as detailed blow:

- Issuance of Shares Upon Exercises of warrants for cash: an aggregate of 5,973,667 shares of Class B common stock were issued upon the exercise of investor warrants, generating total proceeds of $8,064,450.45 before deducting financial advisory fees.

- Shares Issued as Consideration for Technology Development: 4,088,000 shares of Class B common stock were issued as compensation for technology development services. Upon completion of the development, the resulting technology was recognized as an intangible asset on the Company’s balance sheet, in accordance with ASC 350 and ASC 718.

- Shares Issued for Services: 371,631 shares of Class B common stock were issued to advisors and consultants as compensation for services rendered.

- Shares Issued to Employees and Directors: 3,395,153 shares of Class B common stock were allocated to the employee and director equity incentive pool.

Purchase of Intangible Assets

In the quarter ended September 30, 2024, the Company acquired intangible assets through a combination of cash and common stock. The total consideration included $5.47 million in cash and approximately $2.2 million in Class B common stock.

In the quarter ended December 31, 2024, the Company acquired intangible assets through common stock. The total consideration included approximately $2.5 million in Class B common stock.

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

Revenue from Robots-as-a-Service (RaaS)

As part of our evolving business model, we generate revenue through our Robots-as-a-Service (“RaaS”) offerings, which provide customers with ongoing access to our robotic solutions under long-term contracts. For RaaS agreements, revenue is recognized over time on a monthly basis as the services are provided and the customer benefits from the use of the robotic solutions.

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

Recent Accounting Pronouncements

In February 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-02, Leases (“Topic 842”). The guidance in this ASU supersedes the leasing guidance in Topic 840, Leases. Under the new guidance, lessees are required to recognize lease assets and lease liabilities on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the statement of operations. The standard is effective for public business entities for fiscal years beginning after December 15, 2018. As an emerging growth company, we adopted the new standard on January 1, 2022 for our fiscal years ended September 30, 2023 and 2024. We had operating leases for which we were required to recognize a right-of-use asset and lease liability.

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

NOTE 3: Earnings per Share

	Three Months Ended December 31,
	2024	2023
Numerators:
Net loss attributable to common stockholders	$(3,548)	$(2,748)
Denominator:
Weighted Average ordinary shares used in computing	95,785,054	64,309,409
Basis and diluted net loss per share (in each dollar)	$(0.04)	$(0.04)

NOTE 4: Income Taxes

We have no material uncertain tax positions as of December 31, 2024 and 2023. It is our policy to recognize interest and penalties related expenses on income tax as a component of income tax expense, in our audited condensed consolidated statements of operations and comprehensive income. As of December 31, 2024 and 2023, we have not accrued any interest or penalties associated with uncertain tax positions.

Note 5 Commitments and Contingencies

Lease

We lease office facilities under noncancelable operating lease agreements. We lease space for our corporate headquarters in Las Vegas, Nevada through August 2027,

The components of leases and lease costs are as follows (in thousands):

Operating leases	As of December 31, 2024	As of September 30, 2024
Operating lease right-of use assets	$673	$506
Operating lease liabilities, current portion	$209	$150
Operating lease liabilities, non-current portion	464	356
Total operating lease liabilities	$673	$506

Operating leases	Three Months Ended December 31, 2024	Three Months Ended December 31, 2023
Operating lease cost	$49	$37

Future minimum lease payments under these leases as of December 31, 2024, are approximately as follows:

Fiscal Year	Amount
Reminder of 2025	$157
2026	247
2027	255
Total future minimum lease payments	$659

NOTE 6: Subsequent Events

On October 25, 2024, the Company received a notice from The Nasdaq Stock Market LLC (“Nasdaq”) notifying the Company that, because the closing bid price for the Company’s Class B common stock had fallen below $1.00 per share for 30 consecutive business days, the Company no longer complied with the minimum bid price requirement for continued listing on the Nasdaq Capital Market under Nasdaq Listing Rule 5550(a)(2). Pursuant to Nasdaq Listing Rule 5810(c)(3)(A), the Company was provided an initial compliance period of 180 calendar days, or until April 23, 2025, to regain compliance with the minimum bid price requirement. On January 6, 2024, the Company received a notice from Nasdaq that the Company has regained compliance with the minimum bid price requirement and the matter is closed.

In January 2025, the Company received warrant exercise notices from three investors, collectively exercising an aggregate of 3,814,611 warrants. As a result, the Company issued an aggregate of 3,814,611 shares of Class B common stock and received aggregate proceeds of $5,149,724,85 before deducting financial advisory fees. Rodman & Renshaw LLC (“Rodman”) was paid a fee equal to 7% of the gross proceeds of the warrant exercises, pursuant to that certain engagement letter, dated as of August 4, 2024, by and between the Company and Rodman (the “Rodman Engagement Letter”).

On February 9, 2025, the Company opened its first Clouffee & Tea franchise store located in Las Vegas, Nevada. This marked the launch of the Company’s franchise program.

On February 10, 2025, the Company entered into a warrant exercise inducement offer letter with a holder of its existing common stock warrants exercisable for an aggregate of 2,699,797 shares of its Class B common stock (collectively, the “Existing Warrants”), to exercise its Existing Warrants at the existing exercise price of $1.35 per share, generating gross proceeds of approximately $3,644,726 before deducting financial advisory fees. In consideration for the immediate exercise of the Existing Warrants, the Company issued to such holder 2,699,797 new warrants (the “Inducement Warrants”) with an exercise price of $4.00 per share, which are immediately exercisable and valid for five years from issuance (the “Armistice Warrant Inducement”). The shares of Class B common stock underlying the Inducement Warrants are entitled to registration rights.

In connection with the Armistice Warrant Inducement, and pursuant to the Rodman Engagement Letter, Rodman was paid a fee equal to 7% of the gross proceeds of the Existing Warrant exercises and will be entitled to 7% of the proceeds from any exercise of the Inducement Warrants. In addition, the Company issued to Rodman warrants to purchase an aggregate of 188,986 shares of Class B common stock at an exercise price of $5.00 per share, which are immediately exercisable and valid for five years from issuance, pursuant to the Rodman Engagement Letter.

On February 13, 2025, the Company entered into a settlement and release agreement (the “Settlement Agreement”) with AC Sunshine Securities LLC (“ACSS”), pursuant to which the parties agreed to mutually release and all claims against each other arising out of that certain engagement letter, dated as of July 2, 2024, by and between the Company and ACSS. Pursuant to the Settlement Agreement, the Company agreed to pay to ACSS a sum of $430,000.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our consolidated financial statements and the related notes contained elsewhere in this Report and in our other filings with the Securities and Exchange Commission (the “SEC”). The following discussion may contain predictions, estimates, and other forward-looking statements that involve a number of risks and uncertainties, including those discussed under “Risk Factors” in our 2024 Annual Report and elsewhere in this Report. These risks could cause our actual results to differ materially from any future performance suggested below.

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

Key Business Highlights for the First Quarter of Fiscal Year 2025

●	Strategic Transition to Robotics-as-a-Service: We have embarked on a strategic transition from a traditional product sales model to a RaaS model. This shift is aimed at generating a more predictable and recurring revenue stream over the long term, enhancing customer accessibility to our advanced technologies, and aligning with prevailing industry trends.

●	Continued Investment in Research and Development: We remain dedicated to innovation and technological advancement, as evidenced by the increase in research and development expenses during fiscal year 2024. These investments are focused on expanding our product portfolio, enhancing existing offerings, and maintaining our competitive edge in the dynamic robotics market.

●	Expansion of Sales and Marketing Efforts: To support the RaaS model and drive customer acquisition, we have significantly increased our investment in sales and marketing initiatives. These efforts are crucial for educating potential customers about the benefits of leasing robotics solutions, building brand awareness, and cultivating new customer relationships.

Our first One Kitchen store opened within a Walmart location near Chicago. This innovative concept features our AI-powered robot, ADAM, as the centerpiece of the customer experience. One Kitchen offers a unique and interactive dining experience, showcasing the potential of our robotic technology to transform the food service industry. We anticipate opening additional One Kitchen stores near Atlanta and San Diego in late spring 2025.

Our first Clouffee & Tea store opened its doors in February 2025, marking our entry into the rapidly growing market for automated coffee and tea service. Clouffee & Tea combines our advanced robotics technology with a curated selection of premium beverages, creating a unique and engaging customer experience. We are confident in the potential of this brand and plan to open additional Clouffee & Tea locations in the coming months.

Recent Developments

On October 25, 2024, we received a notice from Nasdaq notifying us that, because the closing bid price for our Class B common stock had fallen below $1.00 per share for 30 consecutive business days, we no longer complied with the minimum bid price requirement for continued listing on the Nasdaq Capital Market under Nasdaq Listing Rule 5550(a)(2). Pursuant to Nasdaq Listing Rule 5810(c)(3)(A), we were provided an initial compliance period of 180 calendar days, or until April 23, 2025, to regain compliance with the minimum bid price requirement. On January 6, 2024, we received a notice from Nasdaq that we had regained compliance with the minimum bid price requirement and the matter is closed.

In January 2025, we received warrant exercise notices from three investors, collectively exercising an aggregate of 3,814,611 warrants. As a result, we issued an aggregate of 3,814,611 shares of Class B common stock and received aggregate proceeds of $5,149,724.85. Rodman was paid a fee equal to 7% of the gross proceeds of the warrant exercises, pursuant to the Rodman Engagement Letter.

On February 10, 2025, we entered into a warrant exercise inducement offer letter with a holder of Existing Warrants exercisable for an aggregate of 2,699,797 shares of its Class B common stock, to exercise its Existing Warrants at the existing exercise price of $1.35 per share, generating gross proceeds of approximately $3,644,726 before deducting financial advisory fees. In consideration for the immediate exercise of the Existing Warrants, we issued to such holder 2,699,797 Inducement Warrants with an exercise price of $4.00 per share, which are immediately exercisable and valid for five years from issuance. The shares of Class B common stock underlying the Inducement Warrants are entitled to registration rights. In connection with the Armistice Warrant Inducement, and pursuant to the Rodman Engagement Letter, Rodman was paid a fee equal to 7% of the gross proceeds of the Existing Warrant exercises and will be entitled to 7% of the proceeds from any exercise of the Inducement Warrants. In addition, we issued to Rodman warrants to purchase an aggregate of 188,986 shares of Class B common stock at an exercise price of $5.00 per share, which are immediately exercisable and valid for five years from issuance, pursuant to the Rodman Engagement Letter.

On February 13, 2025, we entered into a Settlement Agreement with ACSS, pursuant to which the parties agreed to mutually release and all claims against each other arising out of that certain engagement letter, dated as of July 2, 2024, by and between the Company and ACSS. Pursuant to the Settlement Agreement, we agreed to pay to ACSS a sum of $430,000.

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

●

We anticipate that our general and administrative expenses will continue to increase in the future as a result of increased costs associated with operating as a public company. These increases will likely include increased costs related to the hiring of additional personnel and fees to outside consultants, attorneys, and accountants, and personnel-related stock-based compensation costs, among other expenses, and, in the case of public company-related expenses, services associated with strengthening our internal control over financial reporting, maintaining compliance with Nasdaq listing and SEC reporting requirements, director and officer liability insurance costs, and investor and public relations costs, among other expenses.

●

Inflationary pressures are also a concern as it is difficult to make reliable projections for the cost of components. This means profit margins could be affected, and our pricing would need to re-evaluated on a regular basis.

●	The rising interest rate will lead to a higher borrowing cost. It will increase our costs for any potential future borrowings and financing activities. Higher interest rates reduce consumer spending and business investment, causing the economy to contract, which will impact our business and will reduce our customers’ purchasing power.

Results of Operations

Comparison of the three months ended December 31, 2024 and 2023

The following table summarizes our results of operations (in thousands) for the three month ended December 31, 2024 and 2023, together with the dollar change in those items from period to period:

	three months ended December 31,
	2024	2023	Change
Revenue, net	$1,257	$1,106	$151
Cost of revenue, net	123	497	(374)
Gross profit	1,134	609	525

Operating expenses:
Research and development	484	834	(350)
Sales and marketing	245	595	(350)
General and administrative	4,303	1,443	2,860
Total operating expenses	5,032	2,872	2,160
Loss from operations	(3,898)	(2,263)	(1,635)
Non-operating income(expense):
Investment Income	333	-	333
Interest expenses, net	(4)	(486)	482
Total other expenses	329	(486)	815
Loss before income tax expense	(3,569)	(2,749)	(820)
Income tax benefit/(expense)	-	(1)	1
Net loss	(3,569)	(2,750)	(819)
Less: Net loss Attributable to Non-Controlling Interest	(21)	-	(21)
Net loss	$(3,548)	$(2,750)	$(798)

Revenue

For the three months ended December 31, 2024, total revenue was $1,257 thousand, compared to $1,106 thousand for the same period in 2023, reflecting an increase of $151 thousand, or 14%. This positive performance is primarily attributed to the strategic expansion of our service and leasing offerings, particularly our RaaS model.

The RaaS model allows us to provide our advanced robotic solutions to a wider range of customers by reducing the barrier to entry associated with high upfront costs. Instead of requiring customers to purchase the robots outright, the RaaS model allows them to lease the robots and pay for their use on a subscription basis. This not only makes our cutting-edge automation technology more accessible to businesses with limited capital budgets but also aligns with the growing trend towards subscription-based services across various industries.

We believe this strategic shift towards RaaS offers several key advantages:

●	Increased Market Reach: By lowering the initial investment hurdle, RaaS enables us to target a broader customer base, including small and medium-sized businesses that may have previously been unable to afford our robotic solutions.

●	Recurring Revenue Streams: The subscription-based nature of RaaS generates more predictable and recurring revenue streams, contributing to greater financial stability and long-term growth prospects.

●	Stronger Customer Relationships: RaaS fosters closer and more enduring customer relationships, as we provide ongoing support and maintenance throughout the lease term.

●	Reduced Sales Cycles: RaaS can potentially shorten sales cycles, as customers may be more willing to commit to a subscription service than a large upfront purchase.

The positive impact of our RaaS model is already evident in our results for the quarter ended December 31, 2024, and we anticipate continued growth in service and leasing revenue as we further expand our RaaS offerings and market reach. We are confident that this strategic initiative, combined with our commitment to innovation and customer service, will strengthen our position in the rapidly evolving robotics market.

Our Revenue (in thousands) for the three months ended December 31, 2024 and 2023 is shown below:

	Three months ended December 31,
	2024	2023	Change
Robotics
Product revenue	$750	$187	$563
Service/Rental revenue	133	799	(666)
Leasing revenue	138	13	125
Total Robotics revenue	1,021	999	22
Smart hardware	6	16	(10)
Interactive system	-	30	(30)
Cloutea*	-	61	(61)
AlphaMax*	230	-	230
Total	$1,257	$1,106	$151

*

Cloutea is the revenue generated from our boba tea store opened in May, 2023. We opened this store as a model to further develop the concept of an interactive robot barista utilizing our ADAM robot. Cloutea has been rebranded “Clouffee and Tea,” which has been opened in a new location in Las Vegas in February 2025.

*

Alphamax Management LLC is a wholly-owned subsidiary of Richtech Robotics Inc., established to spearhead our expansion into the food and beverage sector. As a consulting and management company, Alphamax will oversee the operation of our innovative food and beverage concepts, including the interactive robot barista cafe. This initiative will serve as a model for future development and expansion within the food and beverage industry, showcasing the potential of our advanced robotic technologies in revolutionizing customer experiences and streamlining operations.

Cost of Revenue, Net

Cost of revenue saw a substantial decrease in the three months ended December 31, 2024, dropping to $123 thousand compared to $497 thousand in the same period of 2023. This significant reduction of $374 thousand, or 75%, is primarily attributed to the ongoing transition towards the RaaS model and favorable changes in our product costs.

Under the RaaS model, we lease our robots to customers rather than selling them outright. This shift in revenue recognition has a direct impact on cost of revenue. When a robot is leased, the associated costs are not immediately recognized in full. Instead, they are spread out over the lease term, resulting in a lower cost of revenue in the current period.

In addition to the impact of RaaS, we also benefited from lower product costs during the quarter. Due to the increase in robot volume, we were able to negotiate better pricing with our suppliers, which resulted in a reduction in the cost of goods sold for our product sales.

To provide a clearer understanding of the dynamics affecting our revenue and cost of revenue, below is the breakdown of our revenue streams:

Product Revenue: Product revenue increased significantly, from $187 thousand in the quarter ended December 31, 2023 to $750 thousand in the quarter ended December 31, 2024. This growth reflects a growing demand for our robotic solution.

Service/Rental Revenue: Service and rental revenue decreased significantly, from $799 thousand in the quarter ended December 31, 2023 to $133 thousand in the quarter ended December 31, 2024. This decline is primarily due to the ongoing shift towards the RaaS model, as customers transition from service and rental agreements to leasing arrangements.

Leasing Revenue: Leasing revenue increased substantially, from $13 thousand in the quarter ended December 31, 2023 to $138 thousand in the quarter ended December 31, 2024. This growth highlights the successful adoption of our RaaS model and the increasing popularity of leasing arrangements among our customers.

Gross Profit

Gross profit reached $1,134 thousand in the three months ended December 31, 2024, compared to $609 thousand for the same period in 2023, marking a substantial increase of $526 thousand, or 86%. This strong performance is primarily driven by the considerable reduction in cost of revenue, which we discussed earlier.

The gross margin, which represents the percentage of revenue remaining after deducting cost of revenue, also saw a notable improvement. In the quarter ended December 31, 2024, the gross margin was 90%, compared to 55% in the quarter ended December 31, 2023. This higher gross margin indicates enhanced profitability and operational efficiency.

The strategic shift towards the RaaS model has played a key role in driving this improvement. As a higher proportion of revenue comes from leasing arrangements, the cost of revenue is spread out over the lease term, resulting in a lower cost of revenue and a higher gross margin in the current period.

Additionally, the decrease in product costs due to favorable negotiations with suppliers further contributed to the improvement in gross profit and gross margin.

This strong gross profit performance provides a solid foundation for our continued growth and profitability. As we further expand our RaaS offerings and optimizes our cost structure, we anticipate continued improvement in gross profit and gross margin in the coming quarters.

Sales and Marketing Expenses

Sales and marketing expenses decreased substantially in the period ended December 31, 2024, falling from $595 thousand in December 31, 2023 to $245 thousand in December 31, 2025. This represents a decrease of $350 thousand, or 59%.

This significant decrease is primarily due to the success of our referral program and other cost-saving measures. Our referral program incentivizes existing customers to refer new customers, generating high-quality leads at a lower cost than traditional advertising. This strategy has allowed us to reduce our overall spending on marketing and advertising while maintaining a strong pipeline of potential customers.

In addition to the referral program, we have also implemented other cost-saving measures in our sales and marketing operations. We have streamlined our marketing processes, leveraged digital marketing channels more effectively, and focused on targeted campaigns that deliver higher returns on investment. These initiatives have allowed us to reduce our overall spending while maintaining the effectiveness of our sales and marketing efforts.

We are also investing in new sales and marketing tools and technologies to improve our efficiency and effectiveness. This includes implementing a customer relationship management system to better manage customer interactions and track sales leads, as well as investing in marketing automation software to streamline our marketing campaigns and personalize customer communications.

Furthermore, we are expanding our sales and marketing team to support our growth initiatives. We have hired experienced sales professionals with expertise in the robotics industry, as well as marketing specialists with a proven track record of success in promoting technology solutions. We believe that this investment in human capital will enable us to reach a wider audience and build stronger relationships with our customers.

Finally, we are actively exploring new partnerships and collaborations to expand our market reach and promote our robotic solutions. This includes partnering with industry associations, participating in trade shows and conferences, and collaborating with other technology companies to offer integrated solutions to our customers.

We believe that our continued investment in sales and marketing, combined with our focus on cost optimization and strategic partnerships, will enable us to achieve our growth objectives and solidify our position as a leader in the robotics market.

General and Administrative Expenses

General and administrative expenses were $4,301 thousand and $1,443 thousand for the three months ended December 31, 2024 and 2023, respectively. The $2,858 thousand increase, or 198%, was primarily due to two key factors:

1.	Professional and Legal Fees: As a newly public company, we have experienced a significant increase in professional and legal fees. These fees are associated with various compliance requirements, financial reporting obligations, and legal matters related to operating as a public entity.

2.	Payroll Expenses: We have expanded our workforce to support our growth initiatives and strategic expansion. This has resulted in higher payroll expenses, including salaries, benefits, and payroll taxes. The increase in payroll is primarily driven by the addition of new employees in various departments, including engineering, sales, marketing, and administration.

In addition to these two primary factors, other contributing factors to the increase in general and administrative (“G&A”) expenses include:

●	Insurance: We have expanded our insurance coverage to address the broader risks associated with being a public company and operating in a dynamic industry.

●	Rent: We have expanded our office space to accommodate our growing workforce.

●	Utilities: Our utility costs have increased due to the larger office space and increased business activity.

While the increase in G&A expenses is a natural consequence of our growth and transition to becoming a public company, we are committed to managing these expenses effectively. We are actively implementing cost optimization measures, streamlining processes, and leveraging technology to improve efficiency and control costs.

We believe that our strategic investments in human capital, infrastructure, and compliance are essential to support our long-term growth objectives. As we continue to scale our operations and expand our market presence, we anticipate that G&A expenses will continue to increase, but we are committed to managing these costs prudently and ensuring that they align with our overall financial performance.

Other Income (Expense)

Total other income was $329 thousand for the three months ended Decembers 31, 2024, the total other expense was $486 thousand for the three months ended December 31, 2023. The $815 thousand, or 168%, net decrease in total other income was primarily due to two key factors:

1.	Higher Interest Income: We have generated higher interest income during the three months ended Decembers 31, 2024, primarily from our investments in treasury bonds and money market funds. These investments have benefited from favorable market conditions, resulting in increased interest income and investment gains.

2.	Decrease in Interest Expenses: We have successfully reduced our interest expenses through the repayment of debt obligations. As a result of proactive debt management, we have lowered our interest burden, contributing to improved financial performance.

The combination of higher investment income and lower interest expenses has significantly enhanced our non-operating income, contributing positively to our overall financial results.

Liquidity and Capital Resources

Our primary sources of liquidity are cash and cash equivalents, which consist of cash on hand and short-term investments that are readily convertible to cash. As of December 31, 2024, our cash and cash equivalents totaled $19.8 million. This represents about 5.2 million increase from $14.6 million at the end of the prior fiscal year. The substantial increase in our cash position is primarily attributable to the net proceeds of $9.2 million received from the issuance of new shares. These proceeds significantly strengthened our balance sheet and provided us with financial flexibility to invest in our growth initiatives, including the expanding our R&D team, purchase of property and equipment to support our expanding operations. This increase was partially offset by cash used in operating activities, primarily due to our net loss and investments in working capital.

Comparison of the three months ended December 31, 2024 and 2023

The following table summarizes our cash flow information (in thousands) for the three months ended December 31, 2024 and 2023, together with the dollar change in those items from period to period:

	Three months ended September 30,
	2024	2023	Change
Net Cash provided by (used in):
Operating activities	$(3,598)	$(1,212)	(2,386)
Investing activities	(380)	(25)	(355)
Financing Activities	9,240	8,339	901
Net increase (decrease) in cash	$5,261	$7,102	(1,841)

Operating Activities

Net cash used in operating activities for the three months ended December 31, 2024 was $3,598 thousand, primarily due to a net loss of $3,569 thousand an decrease of $30 thousand in net operating assets and liabilities. The cash flow impact from changes in net operating assets and liabilities was primarily driven by decrease in accounts receivable of $755 thousand and inventory of $248 thousand, partially offset by increase in accounts payable of $380 thousand.

Net cash used in operating activities for the three months ended December 31, 2023 was approximately $1,212 thousand, primarily due to a net loss of approximately $2,748 thousand and an increase of approximately $1,539 thousand in net operating assets and liabilities. The cash flow impact from changes in net operating assets and liabilities was primarily driven by decreases in accounts receivable of approximately $2,432 thousand and inventory of approximately $167 thousand, partially offset by decreases in accounts payable of approximately $1,066 thousand.

Investing Activities

Net cash used for investing activities was $375 thousand for the three months ended December 31, 2024, primarily due to $175 thousand on purchase of long-term investments and $127 thousand on short-term investments.

Net cash used for investing activities was $28 thousand for the three months ended December 31, 2023, primarily due to $28 thousand on cash used for lending to related parties.

Financing Activities

Net cash provided by financing activities totaled $9,240 thousand for the year ended December 31, 2024. We received $9,244 thousand from issuance of common stock.

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

Recent Accounting Pronouncements Not Yet Adopted

See Note 2 to our unaudited financial statements included elsewhere in this Report for more information.

Critical Accounting Policies and Estimates

The preparation of the financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. Management bases its estimates on historical experience, market and other conditions, and various other assumptions it believes to be reasonable. See Note 2 to our audited financial statements included elsewhere in this Report for more information.

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

Item 4. Controls and Procedures.

(a) Evaluation of disclosure controls and procedures

Our management, under the supervision and with the participation of our Chief Executive Officer (“CEO”), Chief Financial Officer (“CFO”), and VP of Finance, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of December 31, 2024, to ensure that information required to be disclosed in our Exchange Act reports is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including our CEO and CFO, to allow timely decisions regarding required disclosures. Our internal control over financial reporting is a process designed by, or under the supervision of, our CEO, CFO, and VP of Finance. It is affected by our Board of Directors, management, and other personnel to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements in accordance with generally accepted accounting principles (GAAP).

These controls include policies and procedures that:

●

Maintain accurate and reliable financial records: We have implemented comprehensive policies and procedures to ensure that our financial records accurately and fairly reflect the transactions and dispositions of our assets. These procedures include robust record-keeping practices, regular reconciliations, and independent reviews to verify the accuracy and completeness of our financial data.

●

Ensure GAAP-compliant financial reporting: Our financial reporting process is designed to ensure that our financial statements are prepared in accordance with GAAP. We have established detailed procedures for revenue recognition, expense accrual, and asset valuation, among other areas, to ensure that our financial reporting is accurate, complete, and compliant with all applicable accounting standards.

●

Authorize and control transactions: We have implemented a system of authorizations and approvals to ensure that all transactions are properly reviewed and approved by authorized personnel. This system includes segregation of duties, authorization limits, and multi-level approvals for significant transactions to mitigate the risk of unauthorized or fraudulent activity.

●	Prevent and detect fraud: This includes implementing robust internal controls, conducting regular audits, and providing comprehensive training for employees. Additionally, continuously monitoring financial transactions and promptly addressing any discrepancies can help safeguard the integrity of our financial reporting. By taking these measures, we can mitigate potential risks and maintain stakeholder confidence in our financial management practices.

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

(b) Changes in Internal Control over Financial Reporting

There has not been any change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during our fiscal quarter ended December 31, 2024 that has materially affected, or is likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

To the knowledge of our management team, there is no litigation currently pending or contemplated against us, any of our officers or directors in their capacity as such or against any of our property.

Item 1A. Risk Factors.

As a smaller reporting company under Rule 12b-2 of the Exchange Act, we are not required to include risk factors in this Report. However, as of the date of this Report, there have been no material changes with respect to those risk factors previously disclosed in our (i) registration statement for our initial public offering and (ii) 2024 Annual Report. Any of these factors could result in a significant or material adverse effect on the results of our operations or financial condition. Additional risks could arise that may also affect our business or ability to consummate an initial business combination. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

In connection with the Armistice Warrant Inducement, and pursuant to the Rodman Engagement Letter, Rodman was paid a fee equal to 7% of the gross proceeds of the Existing Warrant exercises and will be entitled to 7% of the proceeds from any exercise of the Inducement Warrants. In addition, the Company issued to Rodman warrants to purchase an aggregate of 188,986 shares of Class B common stock at an exercise price of $5.00 per share, which are immediately exercisable and valid for five years from issuance, pursuant to the Rodman Engagement Letter.

On February 13, 2025, the Company entered into the Settlement Agreement with ACSS, pursuant to which the parties agreed to mutually release and all claims against each other arising out of that certain engagement letter, dated as of July 2, 2024, by and between the Company and ACSS. Pursuant to the Settlement Agreement, the Company agreed to pay to ACSS a sum of $430,000.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
10.1#	Letter of Intent, dated as of October 16, 2024, by and between Richtech Robotics Inc. and Ghost Kitchens America (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on October 22, 2024).
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

**	Furnished.
#	Certain portions of this exhibit have been omitted because the omitted information is (i) not material and (ii) would likely cause competitive harm to the Company if publicly disclosed.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RICHTECH ROBOTICS INC.

Date: February 14, 2025	By:	/s/ Zhenwu Huang
	Name:	Zhenwu Huang
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: February 14, 2025	By:	/s/ Zhenqiang Huang
	Name:	Zhenqiang Huang
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)