Form 10-K/A
period 2024-09-30
RICHTECH ROBOTICS INC.
filed 2025-03-04
CIK 1963685

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 2)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☒ For the fiscal year ended September 30, 2024

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

As of January 14, 2025, there were 39,934,846 shares of Class A common stock outstanding and 71,484,551 shares of Class B common stock outstanding.

Explanatory Note

Richtech Robotics Inc. (the “Company”, “we”, “our”, or “us”) is filing this Amendment No. 2 to its Annual Report on Form 10-K/A (the “Amendment”) to amend its Annual Report on Form 10-K for the fiscal year ended September 30, 2024, as filed with the Securities and Exchange Commission on January 14, 2025 (the “Original Report”) and amended on February 7, 2025 ((collectively, the “Report”), to (i) correct the number of shares of Class B common stock outstanding as of January 14, 2024 on the cover and throughout the Report, (ii) remove the disclosures regarding RaaS sales models in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” on page 43, (iii) revise the disclosures regarding the evaluation of disclosure controls and procedures in “Item 9A. Controls and Procedures” on page 49, (iv) revise the disclosures in “Item 9A. Controls and Procedures - Management’s Annual Report on Internal Control over Financial Reporting” on page 49 to provide management’s conclusion regarding the effectiveness of internal control over financial reporting as of September 30, 2024, (iv) correct certain typographical errors in the Report of Independent Registered Public Accounting Firm, (v) revise the disclosures regarding stockholders’ equity in Note 2 to the Financial Statements, (vi) add material issuances to “Note 6. Subsequent Events” in the Financial Statements, (vii) update Exhibit 10.6 to the Report to reflect the Amended and Restated Richtech Robotics, Inc. 2023 Stock Option Plan, and (viii) correct certain other typographical errors throughout the Report.

Except as described above, no other information included in the Original Report is being amended or updated by this Amendment and, other than as described herein, this Amendment does not purport to reflect any information or events subsequent to the Original Report. This Amendment continues to describe the conditions as of the date of the Original Report and, except as expressly contained herein, we have not updated, modified or supplemented the disclosures contained in the Original Report.

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

As of the date of the Original Report, the Investors have exercised their Pre-Funded Warrants in full, at an exercise price of $0.00001 per share, for an aggregate of 2,312,594 shares of Class B common stock. The Company received aggregate gross proceeds of $23.13 in connection with the exercises of the Pre-Funded Warrants. As of the date of the Original Report, the Investors have exercised Common Warrants for an aggregate of 9,788,278 shares of Class B common stock, for aggregate proceeds of approximately $13.2 million. The Placement Agent is entitled to 7% of the proceeds generated from warrant exercises.

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

On October 17, 2024, we announced our plans to launch 20 robotic restaurant locations in Walmart stores across the country. As of the date of the Original Report, two locations have been secured via franchise agreements: (1) on September 10, 2024, the Company signed a franchise agreement for a new location in Peachtree City, Georgia. This location, slated to commence operations in January 2025, will be operated by Alphamax Management LLC, a wholly-owned subsidiary of the Company; and (2) on August 20, 2024, the Company amended an existing franchise agreement originally intended for Clovis, California, relocating the franchise to Oceanside, California.

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

We currently have two MSAs in place, all from successful pilot programs. In September 2022, we entered into an MSA with one of the top casino companies in the United States (the “Gaming MSA”), for the purchase of our Matradee L and other robots. As of the date of the Original Report, we have recognized $344,270 in revenue under this MSA. $328,411 is reflected in our financials as of September 30, 2024. We received additional purchase orders totaling $127,626 under this MSA during the remainder of 2024. We expect more purchase orders to come in 2025. The current term of the Gaming MSA terminates on the later of December 31, 2026 or the completion of services under the agreement. Either party may terminate the agreement in the event of breach or default and failure to cure such breach or default within 30 days after receiving written notice of such breach or default Pursuant to the Gaming MSA, we have granted to the customer a perpetual, non-revocable, fully paid license (or fully paid sub-license, as the case may be) to allow the customer to use our intellectual property that may be embedded in or associated with any work product delivered under the agreement.

In January 2023, we executed an MSA with a major hotel brand with over 5,000 properties worldwide (the “Hotel MSA”) for purchases of our Matradee L robot. We anticipate that the products covered under the Hotel MSA will expand to our other robots, such as cleaning and room service robots, and a nationwide rollout of our products to the other hotel locations in the rest of 2023. As of the date of the Original Report, we have not yet received any orders under the Hotel MSA. Under the Hotel MSA, we have agreed to offer the customer prices, charges, benefits, warranties and terms at least as favorable of those offered to any other customer within the first 24 months of the agreement term. We agreed to grant to the customer and its affiliates a non-exclusive, irrevocable, perpetual, royalty-free, fully paid-up, transferable, unrestricted, worldwide license for internal and external purposes, to use, modify, copy, display, support, and operate the Company’s products, software or intellectual property. The term of the Hotel MSA is perpetual until terminated by either party. The customer may terminate the Hotel MSA at any time with or without cause upon 30 days’ prior written notice to us; the Company may only terminate the agreement upon written notice for the customer’s failure to make payment under the agreement (and failure to cure within 30 days following receipt of written notice of non-payment). Under the Hotel MSA, we provide a one-year manufacturer’s limited product warranty, with option to extend to two or three years for additional payments.

We had a third MSA with one of the nation’s largest restaurant chains with over 2,000 locations in the United States (the “Restaurant MSA”). The Restaurant MSA had a term of two years beginning in September 2022 and expired in September 2024. We expect to sign new MSAs in fiscal year 2025.

On October 16, 2024, we entered into a binding LOI with Ghost Kitchens America. Under the terms of the LOI, the parties agreed to enter into a franchise agreement, pursuant to which the Company will acquire exclusive rights to operate 20 Walmart-located “One Kitchen” restaurants. These restaurants will be directly managed by the Company’s subsidiary, AlphaMax Management LLC, with the aim of optimizing restaurant operations through robotics and AI cloud technology. As of the date of the Original Report, two locations have been secured, one of which is anticipated to be opened in early 2025.

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

We are an “emerging growth company,” as defined in the JOBS Act and, for as long as we continue to be an “emerging growth company,” we intend to take advantage of certain exemptions from various reporting requirements applicable to other public companies but not to “emerging growth companies,” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We could be an “emerging growth company” for up to five years, or until the earliest of (i) the last day of the first fiscal year in which our annual gross revenues exceed $1.235 billion, (ii) the date that we become a “large accelerated filer” as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which would occur if the market value of our Class B common stock that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter, or (iii) the date on which we have issued more than $1 billion in non-convertible debt during the preceding three year period.

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

We are a “controlled company” as defined under the Nasdaq Stock Market Rules, as our co-founder and Chief Executive Officer, Zhenwu (Wayne) Huang, beneficially owns over 50% of the total voting power of our issued and outstanding shares of common stock as of the date of the Original Report. For so long as we remain a “controlled company” under that definition, we are permitted to elect to rely on, and may rely on, certain exemptions from corporate governance rules, including an exemption from the rule that a majority of our board of directors must be independent directors. As a result, you may not have the same protection afforded to stockholders of companies that are subject to these corporate governance requirements.

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

The market price and trading volume of our Class B common stock has fluctuated widely since the beginning of the calendar year. During the period from January 1, 2024 to the date of the Original Report, the trading price of our Class B common stock has fluctuated from an intra-day high of $12.29 on January 24, 2024 to an intra-day low of $0.30 on August 6, 2024.

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

Our Class B common stock has one (1) vote per share, and our Class A common stock has ten (10) votes per share. Our issued and outstanding share capital consisted of 39,934,846 shares of Class A common stock and 71,484,551 shares of Class B common stock as of January 14, 2025. Our Chief Executive Officer and co-founder, Zhenwu Huang, and our Chief Financial Officer and co-founder, Zhenqiang Huang, beneficially own an aggregate of approximately 81.02% of the voting power of our outstanding shares of common stock as of September 30, 2024, and as such, these stockholders, individually or together, may be able to significantly influence matters submitted to our stockholders for approval, including the election of directors, amendments of our articles of incorporation, as amended, and any merger or other major corporate transactions that require stockholder approval. See “Principal Stockholders” Our existing stockholders, including Zhenwu Huang and Zhenqiang Huang, individually or together, may vote in a way with which you disagree and which may be adverse to your interests. This concentrated voting power may, by changing the directors of the Company, have the ultimate effect of delaying, preventing or deterring a change in control of our Company, could deprive our stockholders of an opportunity to receive a premium for their shares of common stock as part of a sale of our company and might ultimately materially and adversely affect the market price of our Class B common stock.

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

Contractual Obligations

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

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

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosure.

In connection with the preparation of this Report, our management conducted an assessment of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Report. Based on such assessment, our CEO and CFO have concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Report.

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

Based on such evaluation, our CEO and CFO have concluded that our internal control over financial reporting is effective as of September 30, 2024.

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

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information concerning the ownership of our Class A common stock and Class B common stock as of January 14, 2025, with respect to: (i) each person, or group of affiliated persons, known to us to be the beneficial owner of more than five percent of our Class A common stock and Class B common stock; (ii) each of our directors; (iii) each of our named executive officers; and (iv) all of our current directors and executive officers as a group.

Applicable percentage ownership is based on an aggregate of 112,052,244 shares of our common stock, consisting of (i) 39,934,846 shares of our Class A common stock and (ii) 71,484,551 shares of our Class B common stock outstanding as of January 14, 2025. We have determined beneficial ownership in accordance with the rules of the SEC. These rules generally attribute beneficial ownership of securities to persons who possess sole or shared voting or investment power with respect to such securities. In addition, pursuant to such rules, we deemed outstanding shares of Class B common stock subject to options or warrants held by that person that are currently exercisable or exercisable within 60 days of the date of January 14, 2025. We did not deem such shares outstanding, however, for the purpose of computing the percentage ownership of any other person. Except as indicated by the footnotes below, we believe, based on the information furnished to us, that the beneficial owners named in the table below have sole voting and investment power with respect to all shares of our Class A common stock and Class B common stock that they beneficially own, subject to applicable community property laws.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of

Richtech Robotics, Inc.

Las Vegas, Nevada

OPINION ON THE FINANCIAL STATEMENTS

We have audited the accompanying consolidated balance sheets of Richtech Robotics, Inc. and Subsidiaries (the “Company”) as of September 30, 2024 and 2023, and the related consolidated statements of operations and comprehensive income, changes in stockholders’ deficit, and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2024 and 2023, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

BASIS FOR OPINION

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provides a reasonable basis for our opinion.

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

CRITICAL AUDIT MATTER: REVENUE RECOGNITION.

Description of the Matter:

We identified revenue recognition as a critical audit matter. The Company generates revenue primarily through direct sales of branded robotic products to customers. The Company also generates revenue from Robots-as-a-Service (“RaaS”). which provide customers with ongoing access to its robotic solutions under long-term contracts. For RaaS agreements, revenue is recognized over time on a monthly basis as the services are provided and the customer benefits from the use of the robotic solutions.

The transaction price is typically fixed and allocated evenly across the contract term unless specific usage-based considerations are included. Revenue recognition begins once the robots are installed and operational at the customer's site.

For the fiscal year ended September 30, 2024, the Company reported revenue of approximately $4,240 thousand, representing a 52% decrease from the previous year.

The Company's revenue recognition process involves significant judgment in several areas:

1.	Identifying performance obligations in customer contracts

2.	Determining the timing of control transfer to customers

3.	Measuring and allocating the transaction price

4.	Assessing the probability of collecting consideration from customers.

Given the complexity of the Company's revenue recognition policy, which adheres to ASC 606, and the significant decrease in revenue, auditing revenue recognition required extensive audit effort and a high degree of auditor judgment.

How the Critical Audit Matter Was Addressed in the Audit

Auditor’s Evaluation:

1.	Evaluating the Company's revenue recognition policy for compliance with ASC 606

2.	Analyzing a sample of customer contracts to assess proper identification of performance obligations

3.	Testing the timing of revenue recognition by examining shipping documents and delivery terms

4.	Performing substantive analytical procedures to identify unusual revenue trends

5.	Assessing the Company's disclosures related to revenue recognition in the financial statements.

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
Commitments and contingencies
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

Stockholders’ Equity

As of September 30, 2024 and 2023, the Company had 53,795,254 and 17,813,000 shares, respectively, of Class B common stock issued and outstanding, and 39,934,846 and 44,353,846 shares, respectively, of Class A common stock issued and outstanding. During the fiscal year ended September 30, 2024, the Company issued an aggregate of 35,982,254 shares of Class B common stock and no shares of Class A common stock. A description of all material issuances of the Company’s Class B common stock is set forth below.

On November 21, 2023, the Company issued an aggregate of 2,100,000 shares of Class B common stock, at a price of $5.00 per share, in connection with the closing of its initial public offering. On December 22, 2023, the Company issued an additional 42,563 shares of Class B common stock, at a price of $5.00 per share, pursuant to the partial exercise of the underwriters’ over-allotment option.

On February 15, 2024, the Company entered into a Standby Equity Purchase Agreement (the “SEPA”) with YA II PN, Ltd. (“Yorkville”), pursuant to which Yorkville agreed to purchase up to $50 million of the Company’s shares of Class B common stock over the course of 24 months after the date of the SEPA. The price of shares to be issued under the SEPA would be 96% of the lowest volume weighted average price (the “VWAP”) of the Company’s Class B common stock for the three trading days immediately following the delivery of each Advance (as defined below) notice by the Company. Each issuance and sale by the Company to Yorkville under the SEPA (an “Advance”) would subject to a maximum amount equal to 100% of the daily trading volume of the Company’s Class B common stock, as reported by Bloomberg L.P., during the five trading days immediately preceding an Advance notice. For a more detailed description of the terms of the SEPA, please refer to the Company’s Current Report on Form 8-K/A filed with the SEC on March 15, 2024. As of September 30, 2024, the Company had issued an aggregate of 8,776,211 shares of Class B common stock under the SEPA. In addition, on April 22, 2024, the Company issued 259,350 Commitment Shares to Yorkville pursuant to the SEPA.

On September 3, 2024, the Company issued the following securities to certain institutional investors, pursuant to that certain Securities Purchase Agreement, dated as of August 29, 2024, and to certain retail purchasers (together with the institutional investors, the “Investors”), pursuant to the Company’s prospectus, dated August 29, 2024, as filed with the SEC on August 30, 2024, in a public offering: (i) an aggregate of 13,242,963 shares of the Company’s Class B common stock, (ii) pre-funded warrants to purchase up to 2,312,594 shares of Class B common stock (the “Pre-Funded Warrants”), and (iii) warrants to purchase up to 15,555,557 shares of Class B common stock (the “Common Warrants”), at a purchase price per share and accompanying Common Warrant of $1.35. The Pre-Funded Warrants were exercisable immediately on the date of issuance at an exercise price of $0.00001 per share and may be exercised at any time until all of the Pre-Funded Warrants are exercised in full. The Common Warrants are exercisable immediately on the date of issuance at an exercise price of $1.35 per share and will expire five years from the date of issuance.

As of September 30, 2024, the Company had issued an aggregate of 2,312,594 shares of Class B common stock pursuant to the exercise of all of the outstanding Pre-Funded Warrants in full, at an exercise price of $0.00001 per share. As of September 30, 2024, the Company has issued zero shares of Class B common stock pursuant to the exercise of Common Warrants, at an exercise price of $1.35 per share.

During the fiscal year ended September 30, 2024, the Company issued an aggregate of 4,829,573 shares of Class B common stock under the Amended and Restated Richtech Robotics, Inc. 2023 Stock Option Plan, consisting of the following: (i) 4,730,726 shares of Class B common stock issued to a consultant as compensation for technology development services. Upon completion of the development, the resulting technology was recognized as an intangible asset on the Company’s balance sheet in accordance with ASC 350 and ASC 718; (ii) 51,890 shares of Class B common stock issued as stock compensation to employees and directors; and (iii) 46,957 shares of Class B common stock allocated to the employee and director equity incentive pool.

During the fiscal year ended September 30, 2024, the Company issued an aggregate of 4,419,000 shares of Class B common stock to stockholders upon the conversion of an equal number of shares of Class A common stock.

Rights and Privileges of Common Stock

Pursuant to our second amended and restated articles of incorporation, our authorized capital stock consists of an aggregate of 300,000,000 shares of common stock, including 100,000,000 shares of Class A common stock and 200,000,000 shares of Class B common stock, and 10,000,000 shares of “blank check” preferred stock. The following description summarizes the material terms of our securities registered under Section 12 of the Exchange Act and does not purport to be complete. It is subject to, and qualified in its entirety by reference to, our second amended and restated articles of incorporation and our amended and restated bylaws.

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 2024 AND 2023

(Dollars in thousands, unless otherwise stated)

NOTE 2: Summary of Significant Accounting Policies (cont.)

Except as otherwise required by Nevada Revised Statutes (“NRS”), each holder of Class A common stock is entitled to ten (10) votes in respect of each share of Class A common stock held by him, her, or it of record on the books of the Company, and each holder of Class B common stock is entitled to one (1) vote in respect of each share of Class B common stock held by him, her, or it of record on the books of the Company, in connection with the election of directors and on all matters submitted to a vote of stockholders of the Company. Each share of Class A common stock is convertible into one share of Class B common stock at any time at the option of the holder, but Class B common stock shall not be convertible into Class A common stock under any circumstances. Holders of our common stock do not have preemptive, subscription, or redemption rights.

Listing on the Nasdaq Stock Market

On November 17, 2023, the Company’s shares of Class B common stock commenced trading on the Nasdaq Capital Market under the ticker symbol “RR.”

Purchase of intangible assets

In the fourth quarter of fiscal year 2024, the Company acquired intangible assets through a combination of cash and common stock. The total consideration included $5.47 million in cash and approximately $2.2 million in Class B common stock.

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

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 2024 AND 2023

(Dollars in thousands, unless otherwise stated)

Note 6: Subsequent Events

On October 16, 2024, we entered into a binding LOI with Ghost Kitchens America (DBA as One Kitchen). Under the terms of the LOI, the parties agreed to enter into a franchise agreement, pursuant to which the Company will acquire exclusive rights to operate 20 Walmart-located “One Kitchen” restaurants. These restaurants will be directly managed by the Company’s subsidiary, AlphaMax Management LLC. As of January 14, 2024, two locations have been secured via franchise agreements: (1) on September 10, 2024, the Company signed a franchise agreement for a new location in Peachtree City, Georgia. This location, slated to commence operations in January 2025, will be operated by Alphamax Management LLC, a wholly-owned subsidiary of the Company; and (2) on August 20, 2024, the Company amended an existing franchise agreement originally intended for Clovis, California, relocating the franchise to Oceanside, California.

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

Between October 1, 2024 and January 14, 2025, the Company issued an aggregate of 17,689,297 shares of Class B common stock, as detailed below:

-	The Company issued an aggregate of 9,788,278 shares of Class B common stock upon the exercise of Common Warrants, at an exercise price of $1.35 per share, generating total proceeds of $13,214,175.3 before deducting financial advisory fees.

-	The Company issued 4,088,000 shares of Class B common stock to a consultant as compensation for technology development services. Upon completion of the technology development, the resulting technology was recognized as an intangible asset on the Company’s balance sheet, in accordance with ASC 350 and ASC 718.

-	The Company issued an aggregate of 417,866 shares of Class B common stock to advisors and consultants as compensation for services rendered.

-	The Company allocated an aggregate of 3,395,153 shares of Class B common stock to the employee and director equity incentive pool, of which 1,430,882 shares were granted during the period between October 1, 2024 and January 14, 2025.

(2)	Financial Statement Schedules

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

ITEM 16. Form 10-K Summary.

Not applicable.

EXHIBIT INDEX

Exhibit No.	Description
3.1	Second Amended and Restated Articles of Incorporation (Incorporated by reference to Exhibit 3.1 in the Company’s Current Report on Form 8-K, filed with the SEC on November 22, 2023).
3.2	Second Amended and Restated Bylaws (Incorporated by reference to Exhibit 3.3 in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2024, filed with the SEC on January 11, 2024).
4.1	Specimen Class B Common Stock Certificate (Incorporated by reference to Exhibit 4.1 in the Company’s Registration Statement on Form S-1/A (File No. 333-273628), filed with the SEC on November 1, 2023).
4.2	Form of Underwriter Warrant (Incorporated by reference to Exhibit 4.1 in the Company’s Current Report on Form 8-K, filed with the SEC on November 22, 2023).
4.3	Form of Pre-Funded Warrant (Incorporated by reference to Exhibit 4.1 in the Company’s Current Report on Form 8-K, filed with the SEC on September 5, 2024).
4.4	Form of Common Warrant (Incorporated by reference to Exhibit 4.2 in the Company’s Current Report on Form 8-K, filed with the SEC on September 5, 2024).
4.5	Form of Placement Agent Warrant (Incorporated by reference to Exhibit 4.3 in the Company’s Current Report on Form 8-K, filed with the SEC on September 5, 2024).
4.6	Description of Registered Securities (Incorporated by reference to Exhibit 4.6 in the Company’s Annual Report on Form 10-K, filed with the SEC on January 14, 2025).
10.1#	Letter of Intent, dated as of October 16, 2024, by and between Richtech Robotics Inc. and Ghost Kitchens America (Incorporated by reference to Exhibit 10.1 in the Company’s Current Report on Form 8-K, filed with the SEC on October 22, 2024).
10.2#	Master Professional Services Agreement, dated September 26, 2022 (Gaming MSA) (Incorporated by reference to Exhibit 10.2 in the Company’s Registration Statement on Form S-1/A (File No. 333-273628), filed with the SEC on November 1, 2023).
10.3#	Master IT Services and Products Agreement, dated January 12, 2023 (Hotel MSA) (Incorporated by reference to Exhibit 10.3 in the Company’s Registration Statement on Form S-1/A (File No. 333-273628), filed with the SEC on November 1, 2023).
10.4	Form of Invention Assignment Agreement (Incorporated by reference to Exhibit 10.4 in the Company’s Registration Statement on Form S-1/A (File No. 333-273628), filed with the SEC on November 1, 2023).
10.5	Form of Stock Purchase Agreement (Pre-IPO Private Placement) (Incorporated by reference to Exhibit 10.5 in the Company’s Registration Statement on Form S-1/A (File No. 333-273628), filed with the SEC on November 1, 2023).
10.6	Amended and Restated Richtech Robotics, Inc. 2023 Stock Option Plan (Incorporated herein by reference to Appendix A of our Information Statement on Schedule 14C, filed with the Commission on October 2, 2024).
10.7	Form of Stock Option Agreement (Incorporated by reference to Exhibit 10.7 in the Company’s Registration Statement on Form S-1/A (File No. 333-273628), filed with the SEC on November 1, 2023).
10.8	Form of Stock Purchase Agreement (Incorporated by reference to Exhibit 10.8 in the Company’s Registration Statement on Form S-1/A (File No. 333-273628), filed with the SEC on November 1, 2023).
10.9	Employment Agreement between the Company and Zhenwu Huang (Incorporated by reference to Exhibit 10.9 in the Company’s Registration Statement on Form S-1/A (File No. 333-273628), filed with the SEC on November 1, 2023).

10.10	Employment Agreement between the Company and Zhenqiang Huang (Incorporated by reference to Exhibit 10.10 in the Company’s Registration Statement on Form S-1/A (File No. 333-273628), filed with the SEC on November 1, 2023).
10.11	Employment Agreement between the Company and Phil Zheng (Incorporated by reference to Exhibit 10.11 in the Company’s Registration Statement on Form S-1/A (File No. 333-273628), filed with the SEC on November 1, 2023).
10.12	Employment Agreement between the Company and Matthew Casella (Incorporated by reference to Exhibit 10.12 in the Company’s Registration Statement on Form S-1/A (File No. 333-273628), filed with the SEC on November 1, 2023).
10.13	Standby Equity Purchase Agreement, dated February 15, 2024, by and between the Company and YA II PN, Ltd. (Incorporated by reference to Exhibit 10.1 in the Company’s Current Report on Form 8-K, filed with the SEC on February 21, 2024).
10.14	Letter Agreement, dated March 14, 2024, by and between the Company and YA II PN, Ltd. (Incorporated by reference to Exhibit 10.1 in the Company’s Current Report on Form 8-K, filed with the SEC on March 15, 2024).
10.15	Promissory Note issued to YA II PN, Ltd. dated March 18, 2024 (Incorporated by reference to Exhibit 10.1 in the Company’s Current Report on Form 8-K, filed with the SEC on March 22, 2024).
10.16	Promissory Note issued to YA II PN, Ltd. dated April 15, 2024 (Incorporated by reference to Exhibit 10.1 in the Company’s Current Report on Form 8-K, filed with the SEC on April 23, 2024).
10.17	Form of Securities Purchase Agreement (Incorporated by reference to Exhibit 10.1 in the Company’s Current Report on Form 8-K, filed with the SEC on September 5, 2024).
14	Code of Ethics (Incorporated by reference to Exhibit 14 in the Company’s Annual Report on Form 10-K, filed with the SEC on January 14, 2025).
19	Insider Trading Policy (Incorporated by reference to Exhibit 19 in the Company’s Annual Report on Form 10-K, filed with the SEC on January 14, 2025).
21	Subsidiaries of the Registrant (Incorporated by reference to Exhibit 21.1 in the Company’s Registration Statement on Form S-1/A (File No. 333-273628), filed with the SEC on November 1, 2023).
31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
97	Executive Compensation Clawback Policy.(Incorporated by reference to Exhibit 97 in the Company’s Annual Report on Form 10-K/A, filed with the SEC on February 7, 2025).
101.INS	Inline XBRL Instance Document.*
101.SCH	Inline XBRL Taxonomy Extension Schema Document.*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*
104	Cover Page Interactive Data File (Embedded as Inline XBRL document and contained in Exhibit 101).*

*	Filed herewith.

**	Furnished herewith

#	Certain portions of this exhibit have been omitted because the omitted information is (i) not material and (ii) would likely cause competitive harm to the Company if publicly disclosed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 3, 2025	RICHTECH ROBOTICS INC.

	By:	/s/ Zhenwu Huang
Zhenwu Huang
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Zhenwu Huang	Chief Executive Officer and Director	March 3, 2025
Zhenwu Huang	(Principal Executive Officer)

/s/ Zhenqiang Huang	Chief Financial Officer and Director	March 3, 2025
Zhenqiang Huang	(Principal Financial and Accounting Officer)

/s/ John Shigley	Director	March 3, 2025
John Shigley

/s/ Stephen Markscheid	Director	March 3, 2025
Stephen Markscheid

/s/ Saul Factor	Director	March 3, 2025
Saul Factor