Form 10-Q
period 2025-03-31
RICHTECH ROBOTICS INC.
filed 2025-05-14
CIK 1963685

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

As of May 14, 2025, there were 39,934,846 shares of the Company’s Class A common stock and 74,868,935 shares of the Company’s Class B common stock issued and outstanding.

RICHTECH ROBOTICS INC.

Quarterly Report on Form 10-Q

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this “Report”) contains “forward-looking statements” (as defined in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that reflect our current expectations and views of future events. The forward-looking statements are contained principally in the section of this Report entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Readers are cautioned that significant known and unknown risks, uncertainties and other important factors (including those over which we may have no control and others listed in this Report and in the “Risk Factors” section of our Annual Report on Form 10-K/A for the fiscal year ended September 30, 2024 (“2024 Annual Report”), as filed with the Securities and Exchange Commission (the “SEC”) on March 4, 2025, may cause our actual results, performance or achievements to be materially different from those expressed or implied by the forward-looking statements. You can identify some of these forward-looking statements by words or phrases such as “may,” “will,” “expect,” “anticipate,” “aim,” “estimate,” “intend,” “plan,” “believe,” “is/are likely to,” “potential,” “continue” or other similar expressions. We have based these forward-looking statements on our current expectations and projections about future events that we believe may affect our financial condition, results of operations, business strategy and financial needs.

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

ii

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements

RICHTECH ROBOTICS INC.
Unaudited Consolidated Balance Sheets
(In thousands, except share and per share data)

	March 31,	September 30,
	2025	2024
ASSETS
Current assets:
Cash and cash equivalents	$11,126	$14,566
Short term investment	30,712	15,940
Accounts receivable, (net of allowance for doubtful accounts)	1,680	1,359
Inventory	1,491	1,148
Prepaid expenses and other current assets	130	33
Total current assets	45,139	33,046
Property and equipment, net	816	738
Operating lease right-of-use-assets	859	506
Intangible assets, Net	9,384	7,621
Other assets, non-current	981	740
Total assets	$57,179	$42,651
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$302	$150
Accrued expenses	2	97
Other payable	4	-
Short-term loan	-	53
Tax payables	24	5
Operating lease liabilities, current	264	150
Total current liabilities	596	455
Long-term payables	129	102
Operating lease liabilities, non-current	595	356
Total liabilities	1,320	913
Commitments and contingencies (Notes 7)
Stockholders’ equity:
Class A common stock, $0.0001 par, 100,000,000 shares authorized as of March 31, 2025 and September 30, 2024, 39,934,846 shares issued and outstanding as of March 31, 2025 and September 30, 2023, respectively	$4	$4
Class B common stock, $0.0001 par, 200,000,000 shares authorized as of March 31, 2025 and September 30, 2024, 74,868,935 shares and 53,795,254 shares issued and outstanding as of December 31, 2024 and September 30, 2023, respectively.	7	6
Additional Paid-in Capital	71,913	49,667
Retained earnings	(16,027)	(7,939)
Total controlling stockholders’ equity	55,897	41,738
Non-controlling interests	(38)	-
Total stockholder’s equity	55,859	41,738
Total liabilities and stockholder’s equity	$57,179	$42,651

RICHTECH ROBOTICS INC.

Unaudited Consolidated statements of Operations

(In thousands, except share and per share data)

	Six months ended March 31,		Three months ended March 31,
	2025	2024	2025	2024
Revenue, net	$2,424	2,272	$1,167	1,165
Cost of revenue, net	577	982	454	485
Gross profit	1,847	1,290	713	680

Operating expenses:
Research and development	804	1,247	320	413
Sales and marketing	615	787	370	192
General and administrative	9,265	2,464	4,962	1,021
Total operating expenses	10,684	4,498	5,652	1,626
Loss from operations	(8,837)	(3,208)	(4,939)	(946)
Non-operating income(expense):
Investment Income	720	-	387	-
Interest expense, net	(9)	(660)	(5)	(174)
Total other expense	711	(660)	382	(174)
Loss before income tax expense	(8,126)	(3,868)	(4,557)	(1,120)
Income tax benefit/(expense)	-	-	-	-
Consolidated net loss	(8,126)	(3,868)	(4,557)	(1,120)
Less: Net loss Attributable to Non-Controlling Interest	(38)	-	(17)	-
Net loss attributable to the Company	(8,088)	(3,868)	(4,540)	(1,120)
Net loss attributable to common stockholders	$(8,088)	(3,868)	$(4,540)	(1,120)
Basic and diluted net loss per share of common stock	$(0.08)	(0.06)	$(0.04)	(0.02)

Richtech Robotics Inc.

Unaudited Consolidated Statements of Equity

For the six months ended March 31, 2024 and 2023

(In thousands except share data)

(unaudited)

	Common stock*				Additional	Retained earnings		Total
	Class A		Class B		Paid-in	(Accumulated		Shareholders’
	Shares	Amount	Shares	Amount	Capital	deficit)	NCI	equity
Balance at September 30, 2024	39,934,846	$4	53,795,254	$6	$49,667	$(7,939)	$-	$41,738
Issuance of Common Shares for Intangible Asset Acquisition	-	-	4,088,000	-	2,454	-	-	2,454
Issurance of shares upon exercise of warrants for cash	-	-	12,488,075	1	16,858			16,859
Shares Issued to Employees and Directors	-	-	3,395,153	-	867	-	-	867
Transfer to ESOP trust (unallocated)		-	300,000	-	513			513
Shares Issued for services	-	-	802,453		1,489	-	-	1,489
Capital contribution to controlled subsidiary	-	-	-	-	65	-	(38)	27
Net loss	-		-	-	-	(8,088)	-	(8,088)
Balance at March 31, 2025	39,934,846	$4	74,868,935	$7	$71,913	$(16,027)	$(38)	$55,859

	Common stock*				Additional	Retained earnings	Total
	Class A		Class B		Paid-in	(Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	deficit)	equity
Balance at September 30, 2023	44,353,846	$4	17,813,000	$2	$4,602	$201	$4,809
Initial public offering related expenses	-	-	-	-	(1,435)	-	(1,435)
Common stock Issuance for initial public offering	-	-	2,142,563	-	10,713	-	10,713
Issurance of new shares	-	-	2,327,847	-	-	-	-
Net loss	-	-	-	-	-	(3,868)	(3,868)
Balance at March 31, 2024	44,353,846	$4	22,283,410	$2	$13,880	$(3,667)	$10,219

Richtech Robotics Inc

Statements of Equity

For the three months ended March 31, 2025 and 2024

(in thousands, except per share data)

(unaudited)

	Common stock*				Additional	Retained earnings		Total
	Class A		Class B		Paid-in	(Accumulated		Shareholders’
	Shares	Amount	Shares	Amount	Capital	deficit)	NCI	equity
Balance at December 31, 2024	39,934,846	$4	67,623,705	$7	$61,366	$(11,487)	$(21)	$49,869
Shares Issued for services	-	-	430,822	-	1,175	-	-	1,175
Issuance of warrants for cash	-	-	6,514,408	-	8,794	-	-	8,794
Transfer to ESOP trust (unallocated)	-	-	300,000	-	513	-	-	513
Capital contribution to controlled subsidiary	-	-	-	-	65	-	(17)	48
Net loss	-	-	-	-	-	(4,540)	-	(4,540)
Balance at March 31, 2025	39,934,846	$4	74,868,935	$7	$71,913	$(16,027)	$(38)	$55,859

	Common stock*				Additional	Retained earnings	Total
	Class A		Class B		Paid-in	(Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	deficit)	equity
Balance at December 31, 2023	44,353,846	$4	19,955,563	$2	$13,888	$(2,547)	$11,347
Initial public offering related expenses	-	-	-	-	(8)	-	(8)
Issurance of New Shares	-	-	2,327,847	-	-	-	-
Conversion from class A to Class B common stock	-	-	-	-	-	-	-
Net loss	-	-	-	-	-	(1,120)	(1,120)
Balance at March 31, 2024	44,353,846	$4	22,283,410	$2	$13,880	$(3,667)	$10,219

RICHTECH ROBOTICS, INC.

Consolidated Statements of Cash Flows

For the six months ended March 31, 2025 and 2024

(In thousands)

(unaudited)

	2025	2024
Cash flows from operating Activities:
Net loss	$(8,126)	$(3,868)
Adjustments to reconcile net income to net cash provided by operating activities:
Accounts receivable	(321)	1,823
Inventory	(343)	530
Prepaid expenses and other current assets	(97)	17
Right-of-use asset	(353)	57
Accounts payable	152	(969)
Tax payable	19	(18)
Accrued expenses	(91)	(58)
Depreciation and amortization	730	3
Operating lease liabilities, current	115	6
Operating lease liabilities, non- current	239	(63)
Net cash provided by operating activities	(8,076)	(2,540)

Cash flows from investing activities:
Purchase of equipment	(116)	-
Purchase of short-term investments	(14,773)	-
Purchase of long-term investments	(241)	-
Cash used for lending to related parties	-	(37)
Net cash used in investing activities	(15,130)	(37)

Cash flows from financing activities:
Payment of loans received from third parties	(53)	(939)
Loans received from third parties	27	2,000
Payment of related party debt	-	-
Proceeds from issuance of ordinary shares	19,792	-
Proceeds from stockholder capital injection	-	9,278
Net Cash used in financing activities	19,766	10,339

Net change in cash and cash equivalents	(3,440)	7,762
Cash, cash equivalents and restricted cash at beginning of the period	$14,566	$433
Cash, cash equivalents and restricted cash at end of the period	$11,126	$8,195

NOTES TO FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED MARCH 31, 2025 AND 2024

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

Accounts Receivable

Our accounts receivable primarily consist of trade receivables, which represent amounts owed to us by customers for products and services provided. These receivables are presented net of any rebates, price protection adjustments, and allowance for credit losses. In addition to trade receivables, our accounts receivable also include unbilled receivables. These primarily relate to work completed on development services and semi-custom products for which revenue has been recognized but not yet invoiced to customers. We expect these unbilled receivables to be billed and collected within twelve months.

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

To account for potential losses from uncollectible accounts, we maintain an allowance for credit losses. This allowance considers both specific troubled accounts and an overall estimate of potential uncollectible receivables based on historical experience and current credit quality assessments. As of March 31, 2025, the allowance for credit losses was $103 thousand, compared to $197 thousand as of September 30, 2024. We believe that our rigorous credit risk management practices and the allowance for credit losses adequately address the potential risks for uncollectible accounts.

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

Inventory as of March 31,2025 and September 30, 2024 are as follows:

	March 31, 2025	September 30, 2024
Raw materials	$961	$619
Finished goods	530	529
Total inventories	$1,491	$1,148

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

Property and equipment, as of March 31, 2025 and September 30, 2024 are as follows:

	March 31,	September 30,
	2025	2024
Furniture, fixtures & equipment	$827	$788
Equipment held for lease	79	-
Leasehold improvements	4	4
	910	792
Accumulated depreciation	(94)	(54)
Property and equipment, net	$816	$738

Depreciation expenses for the six months ended March 31, 2025 and the fiscal year ended 2024 were $40 and $6, respectively.

Intangible Asset, net

The Company’s intangible assets consist of multiple systems purchased for our robotic product. These assets are amortized using the straight-line method over their estimated useful life of 10 years.

Intangible Asset, as of March 31, 2025 and September 30, 2024 are as follows:

	March 31,	September 30,
	2025	2024
Intangible Asset	$10,142	$7,688
Accumulated Amortization	(758)	(67)
Intangible Asset, net	$9,384	$7,621

Amortization expenses for the six months ended March 31, 2025 and the fiscal year ended 2024 were $691 and $67, respectively.

Stockholders’ Equity

In January 2025, the Company received warrant exercise notices from three investors, collectively exercising an aggregate of 3,814,611 warrants, resulting in the issuance of 3,814,611 shares of Class B common stock and proceeds to the Company of $5,149,724.85, net of financial advisory fees.

On February 10, 2025, the Company entered into a warrant exercise inducement offer letter, which led to the exercise of warrants for 2,699,797 shares of Class B common stock, generating gross proceeds of approximately $3,644,726 before deducting financial advisory fees. In consideration for this exercise, the Company issued 2,699,797 new warrants with an exercise price of $4.00 per share.

During the three months ended March 31, 2025, the Company issued an aggregate of 730,822 shares of Class B common stock under the Amended and Restated Richtech Robotics, Inc. 2023 Stock Option Plan, consisting of the following: (i) 430,822 shares of Class B common stock were issued as compensation for consulting services, resulting in an increase of $1,174 thousand to Additional Paid-in Capital in accordance with ASC 718; (ii) 300,000 shares of Class B common stock were transferred to the Company’s Employee Stock Ownership Plan (ESOP) trust for future allocation to eligible employees. These shares are currently unallocated within the ESOP trust. The transfer resulted in an increase of $513,000 to Additional Paid-in Capital in accordance with ASC 718.

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

NOTE 3: Earnings per Share

	Six months ended March 31,
	2025	2024
Numerators:
Net loss attributable to common stockholders	$(8,088)	$(3,868)
Denominator:
Weighted Average ordinary shares used in computing	103,931,521	64,309,409
Basis and diluted net loss per share (in each dollar)	$(0.08)	$(0.06)

NOTE 4: Income Taxes

We have no material uncertain tax positions as of March 31, 2025 and 2024. It is our policy to recognize interest and penalties related expenses on income tax as a component of income tax expense, in our audited condensed consolidated statements of operations and comprehensive income. As of March 31, 2025 and 2024, we have not accrued any interest or penalties associated with uncertain tax positions.

Note 5 Commitments and Contingencies

Lease

We lease office facilities under non-cancelable operating lease agreements. We lease space for our corporate headquarters in Las Vegas, Nevada through August 2027.

The components of leases and lease costs are as follows (in thousands):

Operating leases	As of March 31, 2025	As of September 30, 2024
Operating lease right-of use assets	$859	$506
Operating lease liabilities, current portion	$264	$150
Operating lease liabilities, non-current portion	595	356
Total operating lease liabilities	$859	$506

Operating leases	Six Months Ended March 31, 2025	Six Months Ended March 31, 2024
Operating lease cost	$149	$98

Future minimum lease payments under these leases as of March 31, 2025, are approximately as follow:

Fiscal Year	Amount
Reminder of 2025	$130
2026	298
2027	307
2028	54
2029	56
2030	19
Total future minimum lease payments	$864

NOTE 6: Subsequent Events

The Company has identified the following material subsequent events that occurred after December 31, 2024, and through the date of this report:

●	Richtech Holdings LLC: We formed a new sub-company, Richtech Holdings LLC, for the purpose of purchasing a new office located at 2975 Lincoln Rd, Las Vegas, NV 89115. The purchase is expected to close by the end of May 2025.

●	Newark, CA Office: We entered into an agreement to rent a new office in Newark, California on May 1, 2025. This office will be used to expand the Company’s research and development team in the Silicon Valley area.

●	AlphaMax “Babaz” Store: A new AlphaMax store, operating under the brand name “Babaz,” is scheduled to open in Oceanside, California. The store is expected to be opened by the end of Summer 2025.

●	China Joint Venture: We established a new joint venture in China, named Boyu Artificial Intelligence (Beijing) Technology Co., Ltd. with Detian Rongzi (Beijing) Technology Co. Ltd. on December 25, 2024. Richtech Robotics Inc. owns 51% of this joint venture, which will primarily focus on the Asian market for service robots.

●	Warrant Issuance: In connection with the Warrant Inducement previously disclosed, and pursuant to the engagement letter with Rodman & Renshaw LLC, the Company issued to Rodman additional placement agent warrants to purchase an aggregate of 188,986 shares of Class B common stock at an exercise price of $5.00 per share. These placement agent warrants are immediately exercisable and valid for five years from issuance. As of April 15, 2025, all such additional placement agent warrants remain outstanding.

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

Key Business Highlights for the Second Quarter of Fiscal Year 2025

●	Strategic Transition to Robotics-as-a-Service: We continued to advance the implementation of our RaaS model during the second quarter. This business model is designed to generate more consistent and recurring revenue by increasing customer access to our robotic solutions. During the quarter, we engaged in active negotiations with several leading enterprise groups in the automobile sector regarding large-scale RaaS deployments. As a result, in April 2025, we signed a Master Services Agreement (MSA) with a car retailer/dealership enterprise group with more than 150 locations in its dealership network, creating potential deployments for our products. This agreement represents a key milestone in the ongoing expansion of our RaaS strategy and is expected to meaningfully accelerate deployment activity and revenue conversion in the second half of the fiscal year.

●	Continued Investment in Research and Development: In the second quarter of fiscal year 2025, we continued to expand our investment in research and development, reflecting our ongoing commitment to innovation and long-term growth. In addition to recruiting top talent in robotics and artificial intelligence, we are in discussion in regards to potential collaboration with leading technology organizations in Silicon Valley and well-established U.S. universities. These efforts are focused on the development of a new generation of robotic systems designed to address a wider range of commercial applications across multiple industries. The new robot currently under development is expected to be introduced by the end of calendar year 2025. Its design emphasizes scalability, adaptability, and deployment efficiency, with a particular focus on modular construction to streamline production and reduce on-site installation time. We are also accelerating the integration of advanced AI capabilities into both the software and hardware layers to enhance autonomous performance and operational flexibility in complex business environments.

●	Expansion of Sales and Marketing Efforts: In the second quarter of fiscal year 2025, we continued to scale our sales and marketing efforts to support RaaS adoption. We expanded online campaigns and participated in industry events and trade shows to increase visibility. As more paying event clients used our ADAM and Scorpion robots in short-term applications, product exposure and brand recognition grew across multiple sectors. These commercial use cases, combined with strong customer feedback and visible ROI, contributed to positive word-of-mouth and increased inbound interest. Additionally, at CES 2025, our ADAM robot was featured in the opening keynote presentation by NVIDIA, further raising our profile within the technology and robotics industries.

●	In partnership with Ghost Kitchen Brands, we are supporting the rollout of One Kitchen (a brand under Ghost Kitchen Brands) within select Walmart locations. The first store opened near Chicago in the first quarter of fiscal year 2025. A second location opened on March 1, 2025, in Peachtree City, Georgia, expanding our presence in the Southeast and serving as a pilot for refining operations. An additional location near San Jose, California, is planned for summer 2025.

In February 2025, we also launched our first Clouffee & Tea store, introducing our own robotic coffee and tea concept. We plan to expand this brand with additional locations in the coming months.

Recent Developments

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

Factors and Trends Affecting Our Business and Results of Operations

The following trends and uncertainties either affected our financial performance historically or are likely to impact our results of operations in the future:

●	As our robotic products market potential is seen by others, more competitors enter the market, which will lead to price competition and a decline in profit margins;

●	A recession could lead to a decline in customer demand in our robotic products and services;

●	Some of the products are currently assembled by suppliers in China, which may delay the supply if they are affected by international shipping, epidemic, geopolitical conflicts and other factors;

●	We anticipate that our general and administrative expenses will continue to increase in the future as a result of increased costs associated with operating as a public company. These increases will likely include increased costs related to the hiring of additional personnel and fees to outside consultants, attorneys, and accountants, and personnel-related stock-based compensation costs, among other expenses, and, in the case of public company-related expenses, services associated with strengthening our internal control over financial reporting, maintaining compliance with Nasdaq listing and SEC reporting requirements, director and officer liability insurance costs, and investor and public relations costs, among other expenses.

●	Inflationary pressures are also a concern as it is difficult to make reliable projections for the cost of components. This means profit margins could be affected, and our pricing would need to re-evaluated on a regular basis.

●	The rising interest rate will lead to a higher borrowing cost. It will increase our costs for any potential future borrowings and financing activities. Higher interest rates reduce consumer spending and business investment, causing the economy to contract, which will impact on our business and will reduce our customers’ purchasing power.

●	Tariffs and Trade Policies: Changes and uncertainty in United States and international trade policies, including the imposition or expansion of tariffs, may adversely affect our operations, cost structure, and ability to engage in long-term planning.

●	We have implemented domestic manufacturing and supply chain strategies to mitigate exposure to tariff-related risks. Based on our internal analysis, the estimated impact of current tariffs on cost of our goods sold is approximately 1 percent to 5 percent. Future policy changes or new trade restrictions may disrupt the supply chain and limit our ability to expand into international markets. We are actively monitoring trade policy developments and are evaluating mitigation strategies, including supplier diversification and adjustments to our pricing models, to reduce potential adverse effects.

Results of Operations

Comparison of the six months ended March 31, 2025 and 2024

The following table summarizes our results of operations (in thousands) for the six months and the three months ended March 31, 2025 and 2024, together with the dollar change in those items from period to period:

	Six months ended March 31,			Three months ended March 31,
	2025	2024	Change	2025	2024	Changes
Revenue, net	$2,424	$2,272	$152	$1,167	$1,165	$2
Cost of revenue, net	577	982	(405)	454	485	(31)
Gross profit	1,847	1,290	557	713	680	32

Operating expenses:
Research and development	804	1,247	(443)	320	413	(93)
Sales and marketing	615	787	(172)	370	192	178
General and administrative	9,265	2,464	6,801	4,962	1,021	3,941
Total operating expenses	10,684	4,498	6,186	5,652	1,626	4,026
Loss from operations	(8,837)	(3,208)	(5,629)	(4,939)	(946)	(3,993)
Non-operating income(expense):
Investment Income	720	-	720	387	-	387
Interest expenses, net	(9)	(660)	651	(5)	(174)	169
Total other expenses	711	(660)	1,371	382	(174)	556
Loss before income tax expense	(8,126)	(3,868)	(4,258)	(4,557)	(1,120)	(3,437)
Income tax benefit/(expense)	-	-	-	-	-	-
Consolidated net loss	(8,126)	(3,868)	(4,258)	(4,557)	(1,120)	(3,437)
Less: Net loss Attributable to Non-Controlling Interest	(38)	-	(38)	(17)	-	(17)
Net loss attributable to the company	$(8,088)	$(3,868)	$(4,220)	(4,540)	(1,120)	$(3,420)

Revenue

For the six months ended March 31, 2025, net revenue increased by $152 thousand, or approximately 6.7%, to $2,424 thousand, compared to $2,272 thousand for the same period in 2024.

For the three months ended March 31, 2025, net revenue increased slightly by $2 thousand, or approximately 0.2%, to $1,167 thousand, compared to $1,165 thousand for the same period in 2024.

The overall increase in revenue is primarily attributable to the continued positive impact of our Robots-as-a-Service (RaaS) model and the ongoing expansion of Alphamax Management LLC, a wholly-owned subsidiary of the Company (“Alphamax”).

	Six months ended March 31,			Three months ended March 31,
	2025	2024	Change	2025	2024	Change
Robotics
Product revenue	$1,414	$670	$744	$664	$482	$182
Service/Rental revenue	433	1,214	(781)	300	415	(115)
Leasing revenue	245	174	71	107	161	(54)
Total Robotics revenue	2,092	2,058	34	1,071	1058	13
Smart hardware/ Interactive system	6	56	(50)	-	10	(10)
Cloutea*	-	158	(158)	-	97	(97)
AlphaMax*	326	-	326	96	0	96
Total	$2,424	$2,272	$152	$1,167	$1,165	$2

*	Cloutea is the revenue generated from our boba tea store opened in May, 2023. We opened this store as a model to further develop the concept of an interactive robot barista utilizing our ADAM robot. Cloutea has been rebranded “Clouffee and Tea,” which has been opened in a new location in Las Vegas in February 2025.

*	Alphamax is a wholly-owned subsidiary of the Company, established to spearhead our expansion into the food and beverage sector. As a consulting and management company, Alphamax oversees the operation of our innovative food and beverage concepts, including the interactive robot barista cafe. This initiative will serve as a model for future development and expansion within the food and beverage industry, showcasing the potential of our advanced robotic technologies in revolutionizing customer experiences and streamlining operations.

Cost of Revenue, net

Cost of revenue, net, decreased significantly for both the six and three months ended March 31, 2025:

For the six months ended March 31, 2025, cost of revenue, net, decreased by $405 thousand, or approximately 41.2%, to $577 thousand, compared to $982 thousand for the same period in 2024.

For the three months ended March 31, 2025, cost of revenue, net, decreased by $31 thousand, or approximately 6.4%, to $454 thousand, compared to $485 thousand for the same period in 2024.

This overall decrease is primarily attributable to the continued transition towards our Robots-as-a-Service (RaaS) model.

Under the RaaS model, we recognize revenue from leasing our robots to customers, rather than from outright sales. This shift impacts the timing of cost recognition. When a robot is leased, certain upfront costs, which would have been recognized immediately under a sales model, are instead recognized over the lease term. This results in lower cost of revenue in the current periods. We expect the RaaS model to continue to influence our cost of revenue in future periods as it becomes a larger portion of our business.

Product Revenue: Product revenue increased substantially for both periods, indicating continued strong demand for our robotic solutions:

●	For the six months ended March 31, 2025, product revenue increased by $744 thousand, or approximately 111.0%, to $1,414 thousand, compared to $670 thousand in 2024.

●	For the three months ended March 31, 2025, product revenue increased by $182 thousand, or approximately 37.7%, to $664 thousand, compared to $482 thousand in 2024.

Service/Rental Revenue: Service/Rental revenue decreased significantly, reflecting the ongoing strategic shift towards our RaaS model:

●	For the six months ended March 31, 2025, service/rental revenue decreased by $781 thousand, or approximately 64.3%, to $433 thousand, compared to $1,214 thousand in 2024.

●	For the three months ended March 31, 2025, service/rental revenue decreased by $115 thousand, or approximately 27.7%, to $300 thousand, compared to $415 thousand in 2024.

Leasing Revenue: Leasing revenue showed a notable increase over the six-month period, demonstrating the growing adoption of our RaaS model:

●	For the six months ended March 31, 2025, leasing revenue increased by $71 thousand, or approximately 40.8%, to $245 thousand, compared to $174 thousand in 2024.

●	For the three months ended March 31, 2025, leasing revenue decreased by $54 thousand, or approximately 33.5%, to $107 thousand, compared to $161 thousand in 2024.

Gross Profit

Gross profit increased significantly for both the six and three months ended March 31, 2025:

For the six months ended March 31, 2025, gross profit increased by $557 thousand, or approximately 43.2%, to $1,847 thousand, compared to $1,290 thousand for the same period in 2024.

For the three months ended March 31, 2025, gross profit increased by $32 thousand, or approximately 4.7%, to $712 thousand, compared to $680 thousand for the same period in 2024.

This improvement in gross profit is directly related to the decrease in cost of revenue, net, as discussed in the preceding section.

The substantial increase in gross profit for the six months ended March 31, 2025, is primarily due to shift in our sales mix towards higher-margin RaaS offerings. A relatively less increase in gross profit for the three months ended March 31, 2025 compared to the same period in 2024 is due to the timing of a key customer’s transition from pilot phase to a signed Master Services Agreement in April 2025, resulting in the deferral of related deployments and revenue to future periods.

Research and development expenses

Research and development expenses decreased substantially for both the six and three months ended March 31, 2025:

For the six months ended March 31, 2025, research and development expenses decreased by $443 thousand, or approximately 35.5%, to $804 thousand, compared to $1,247 thousand for the same period in 2024.

For the three months ended March 31, 2025, research and development expenses decreased by $93 thousand, or approximately 22.5%, to $320 thousand, compared to $413 thousand for the same period in 2024.

The decrease in research and development expenses is primarily due to: completion of major development projects. The Company completed several major development projects during the latter part of 2024, which has resulted in a reduction in hardware-related R&D spending in the first half of 2025.

Sales and Marketing Expenses

Sales and marketing expenses showed mixed trends for the six and three months ended March 31, 2025:

For the six months ended March 31, 2025, sales and marketing expenses decreased by $172 thousand, or approximately 21.8%, to $615 thousand, compared to $787 thousand for the same period in 2024.

For the three months ended March 31, 2025, sales and marketing expenses increased by $178 thousand, or approximately 92.7%, to $370 thousand, compared to $192 thousand for the same period in 2024.

The overall trend reflects a shift in the timing of our sales and marketing activities.

The decrease in sales and marketing expenses for the six months ended March 31, 2025, is primarily due to:

o	Reduced spending on specific marketing campaigns that occurred in the prior year’s period.

o	Cost-saving measures implemented to improve efficiency in sales operations.

o	A shift towards more cost-effective digital marketing strategies.

The increase in sales and marketing expenses for the three months ended March 31, 2025, is primarily due to:

o	Increased investment in sales personnel to support the growth of our RaaS model.

o	Higher advertising and promotional expenses related to a new product launch.

o	Participation in industry trade shows and events.

We are continuously evaluating the effectiveness of our sales and marketing investments to ensure they align with our strategic objectives and drive sustainable revenue growth.

General and Administrative Expenses

General and administrative expenses increased substantially for both the six and three months ended March 31, 2025:

For the six months ended March 31, 2025, general and administrative expenses increased by $6,801 thousand, or approximately 275.9%, to $9,265 thousand, compared to $2,464 thousand for the same period in 2024.

For the three months ended March 31, 2025, general and administrative expenses increased by $3,942 thousand, or approximately 386.5%, to $4,962 thousand, compared to $1,021 thousand for the same period in 2024.

The increase in general and administrative expenses for the current period was primarily driven by the following factors:

Settlement expenses: A significant portion of the increase was attributable to a settlement reached with AC Sunshine Securities LLC (“ACSS”). As disclosed in the Settlement Agreement dated February 13, 2025, the Company agreed to pay $430 thousand to ACSS to resolve a dispute related to a prior engagement letter. This amount is included in general and administrative expenses for the period.

Increased personnel costs: Increased salaries expenses related to hiring additional personnel to support our growth. This expansion includes key hires in engineering, finance and accounting, legal and compliance, and human resources.

Professional fees: Higher professional fees for external services such as legal counsel, independent auditors, and consulting engagements. These increased fees are related to compliance with public company reporting requirements and ongoing legal matters. The legal fees related to the ACSS settlement are included in this line item.

We are committed to carefully managing our general and administrative expenses while ensuring we have the necessary resources to support the company’s growth and meet our obligations. While the increase in G&A expenses is a natural consequence of our growth and transition to becoming a public company, we are committed to managing these expenses effectively. We are actively implementing cost optimization measures, streamlining processes, and leveraging technology to improve efficiency and control costs. We believe that our strategic investments in human capital, infrastructure, and compliance are essential to support our long-term growth objectives. As we continue to scale our operations and expand our market presence, we anticipate that G&A expenses will continue to increase, but we are committed to managing these costs prudently and ensuring that they align with our overall financial performance.

Interest expenses

Net: Interest expenses, net, decreased significantly for both the six and three months ended March 31, 2025.

For the six months ended March 31, 2025, interest expenses, net, decreased by $651 thousand to $(9 thousand), compared to $(660 thousand) for the same period in 2024.

For the three months ended March 31, 2025, interest expenses, net, decreased by $169 thousand to $(5 thousand), compared to $(174 thousand) for the same period in 2024. This decrease is primarily due to repayment of debt.

Investment Income

Investment income increased substantially for both the six and three months ended March 31, 2025.

For the six months ended March 31, 2025, investment income increased by $720 thousand to $720 thousand, compared to $0 for the same period in 2024.

For the three months ended March 31, 2025, investment income increased by $387 thousand to $387 thousand, compared to $0 for the same period in 2024. This increase is primarily due to increase in investment income with higher interest rates on cash balances.

Liquidity and Capital Resources

Our primary sources of liquidity are cash and cash equivalents, which consist of cash on hand and short-term investments that are readily convertible to cash. As of March 31, 2025, our cash and cash equivalents totaled $11.1 million. This represents about 3.5 million decrease from $14.6 million at the end of the prior fiscal year. The substantial increase in our cash position is primarily attributable to the net proceeds of $9.2 million received from the exercise and issuance of warrants. These proceeds significantly strengthened our balance sheet and provided us with financial flexibility to invest in our growth initiatives, including expanding our R&D team, purchase of property and equipment to support our expanding operations. This increase was partially offset by cash used in operating activities, primarily due to our net loss and investments in working capital.

	Six months ended March 31,
	2025	2024	Change
Net Cash provided by (used in):
Operating activities	$(8,076)	$(2,540)	(5,536)
Investing activities	(15,130)	(37)	(15,093)
Financing Activities	19,766	10,339	9,427
Net increase (decrease) in cash	$(3,440)	$7,762	(11,203)

Operating Activities

Net cash used in operating activities was $8,076 thousand for the six months ended March 31, 2025, compared to $2,543 thousand for the same period in 2024. The increase in cash outflows was primarily due to a higher net loss of $8,076 thousand in the current period, compared to a net loss of $3,868 thousand in the prior-year period.

Changes in net operating assets and liabilities had a relatively minor impact on operating cash flow for the current period, resulting in a net outflow of approximately $50 thousand. This was primarily driven by a decrease in accounts receivable of $321 thousand and a decrease in inventory of $343 thousand, partially offset by changes in other working capital items.

In the prior-year period, changes in net operating assets and liabilities resulted in a larger net outflow of approximately $1,325 thousand, primarily driven by a decrease in accounts receivable of $1,823 thousand and a decrease in inventory of $530 thousand, partially offset by an increase in accounts payable of $969 thousand. Non-cash adjustments to reconcile net loss to net cash used in operating activities for the current period included depreciation and amortization of $730 thousand.

Investing Activities

Net cash used for investing activities was $15,130 thousand for the six months ended March 31, 2025, primarily due to $14,773 thousand on purchase of short-term investments and $241 thousand on long-term investments.

Financing Activities

Net cash provided by financing activities totaled $19,766 thousand for the six months ended March 31, 2025, compared to $10,339 thousand for the same period in 2024. The increase was primarily due to the exercise of warrants during the period.

Net cash provided by financing activities totaled approximately $10,339 thousand for the six months ended March 31, 2024. We raised approximately $9,278 thousand from issuance of Class B common stock and obtained short-term loans in the form of convertible Notes totaling $2 million from the Investor.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

To the knowledge of our management team, there is no litigation currently pending or contemplated against us, any of our officers or directors in their capacity as such or against any of our property.

Item 1A. Risk Factors.

As a smaller reporting company under Rule 12b-2 of the Exchange Act, the Company is not required to provide risk factors in this report. For our current risk factors relating to our operations, other than as set forth below, see the section entitled “Risk Factors” contained in our Annual Report on Form 10-K/A for the fiscal year ended September 30, 2024 filed with the SEC on March 4, 2025.

Our business and international expansion may be negatively affected by global political events and foreign policy responses, including tariffs.

There have recently been significant changes to international trade policies and tariffs affecting imports and exports. Any significant increases in tariffs on goods or materials or other changes in trade policy could negatively affect our business and our plans to expand to international markets as we continue to seek partnerships with businesses located outside the U.S., including China.

Recently, the U.S. has implemented a range of new tariffs and increases to existing tariffs. On April 2, 2025, the U.S. instituted a 54% tariff on all goods from China through an executive order. On April 9, 2025, implementation of the executive order issued on April 2, 2025, was paused for a period of 90 days with respect to all countries other than China. As of May 5, 2025, tariffs on most Chinese-made products entering the U.S. were 145% and may continue to increase, or decrease, over the near term. Some of our products are currently assembled by suppliers in China, although our flagship ADAM and Scorpion robot systems are assembled at our Las Vegas headquarters. Any continuation or increase of tariffs on products imported from China could materially and adversely affect our business, financial condition, and results of operations.

The progress and continuation of trade negotiations between the U.S. and China continues to be uncertain and a further escalation of the trade war remains a possibility. These tariffs have, and will continue to have, an adverse effect on our results of operations and profit margins. We can provide no assurance regarding the magnitude, scope or duration of the imposed tariffs or the magnitude, scope or duration from any relief in increases to such tariffs, as well as the potential for additional tariffs or trade barriers by the U.S., China or other countries, nor that any strategies we may implement to mitigate the impact of such tariffs or other trade actions will be successful.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

In January 2025, the Company received warrant exercise notices from three investors, collectively exercising an aggregate of 3,814,611 warrants, resulting in the issuance of 3,814,611 shares of Class B common stock and proceeds to the Company of $5,149,724.85, net of financial advisory fees.

On February 10, 2025, the Company entered into a warrant exercise inducement offer letter, which led to the exercise of warrants for 2,699,797 shares of Class B common stock, generating gross proceeds of approximately $3,644,726 before deducting financial advisory fees. In consideration for this exercise, the Company issued 2,699,797 new warrants with an exercise price of $4.00 per share.

During the three months ended March 31, 2025, the Company issued an aggregate of 730,822 shares of Class B common stock under the Amended and Restated Richtech Robotics, Inc. 2023 Stock Option Plan, consisting of the following: (i) 430,822 shares of Class B common stock were issued as compensation for consulting services, resulting in an increase of $1,174 thousand to Additional Paid-in Capital in accordance with ASC 718; (ii) 300,000 shares of Class B common stock were transferred to the Company’s Employee Stock Ownership Plan (ESOP) trust for future allocation to eligible employees. These shares are currently unallocated within the ESOP trust. The transfer resulted in an increase of $513,000 to Additional Paid-in Capital in accordance with ASC 718.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

No director or Section 16 officer adopted or terminated a trading arrangement intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or a “non-Rule 10b5-1” trading arrangement during the periods reported in this Form 10-Q.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
4.1	Form of Inducement Warrant (incorporated by reference from Exhibit 4.1 of the Registrant’s Current Report on Form 8-K dated February 11, 2025, as filed with the SEC on February 11, 2025).
10.1	Form of Inducement Letter (incorporated by reference from Exhibit 10.1 of the Registrant’s Current Report on Form 8-K dated February 11, 2025, as filed with the SEC on February 11, 2025).
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

**	Furnished.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RICHTECH ROBOTICS INC.

Date: May 14, 2025	By:	/s/ Zhenwu Huang
	Name:	Zhenwu Huang
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: May 14, 2025	By:	/s/ Zhenqiang Huang
	Name:	Zhenqiang Huang
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)