Form 10-Q
period 2025-06-30
RICHTECH ROBOTICS INC.
filed 2025-08-11
CIK 1963685

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

As of August 11, 2025, there were 39,934,846 shares of the Company’s Class A common stock and 109,959,133 shares of the Company’s Class B common stock issued and outstanding.

RICHTECH ROBOTICS INC.

Quarterly Report on Form 10-Q

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this “Report”) contains “forward-looking statements” (as defined in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that reflect our current expectations and views of future events. The forward-looking statements are contained principally in the section of this Report entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Readers are cautioned that significant known and unknown risks, uncertainties and other important factors (including those over which we may have no control and others listed in this Report and in the “Risk Factors” section of our Annual Report on Form 10-K/A for the fiscal year ended September 30, 2024 (“2024 Annual Report”), as filed with the Securities and Exchange Commission (the “SEC”) on March 4, 2025, may cause our actual results, performance or achievements to be materially different from those expressed or implied by the forward-looking statements. You can identify some of these forward-looking statements by words or phrases such as “may,” “will,” “expect,” “anticipate,” “aim,” “estimate,” “intend,” “plan,” “believe,” “is/are likely to,” “potential,” “continue” or other similar expressions. We have based these forward-looking statements on our current expectations and projections about future events that we believe may affect our financial condition, results of operations, business strategy and financial needs.

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

ii

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements

RICHTECH ROBOTICS INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	June 30,
	2025 (Unaudited)	September 30, 2024
ASSETS
Current assets:
Cash and cash equivalents	$32,893	$14,566
Short term investment	52,616	15,940
Accounts receivable, (net of allowance for doubtful accounts)	1,694	1,359
Inventory	1,482	1,148
Prepaid expenses and other current assets	166	33
Total current assets	88,851	33,046
Property and equipment, net	5,164	738
Operating lease right-of-use-assets	795	506
Intangible assets, Net	11,532	7,621
Other assets, non-current	987	740
Total assets	$107,329	$42,651
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$337	$150
Accrued expenses	82	97
Short-term loan	-	53
Tax payables	40	5
Operating lease liabilities, current	280	150
Total current liabilities	739	455
Long-term payables	124	102
Operating lease liabilities, non-current	515	356
Total liabilities	1,378	913
Commitments and contingencies (Note 5)
Stockholders’ equity:
Class A common stock, $0.0001 par, 100,000,000 shares authorized as of June 30, 2025 and September 30, 2024, 39,934,846 shares issued and outstanding as of June 30, 2025 and September 30, 2024, respectively	$4	$4
Class B common stock, $0.0001 par, 200,000,000 shares authorized as of June 30, 2025 and September 30, 2024, 98,732,612 shares and 53,795,254 shares issued and outstanding as of June 30, 2025 and September 30, 2024, respectively.	10	6
Additional paid-in capital	126,114	49,667
Retained earnings	(20,099)	(7,939)
Total controlling stockholders’ equity	106,029	41,738
Non-controlling interests	(78)	-
Total stockholders’ equity	105,951	41,738
Total liabilities and stockholders’ equity	$107,329	$42,651

RICHTECH ROBOTICS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

(Unaudited)

	Nine Months ended June 30,		Three Months ended June 30,
	2025	2024	2025	2024
Revenue, net	$3,601	3,715	$1,177	1,443
Cost of revenue, net	878	1,411	301	429
Gross profit	2,723	2,304	876	1,014

Operating expenses:
Research and development	1,337	1,633	533	386
Sales and marketing	903	1,024	288	237
General and administrative	13,827	3,750	4,562	1,286
Total operating expenses	16,067	6,407	5,383	1,909
Loss from operations	(13,344)	(4,103)	(4,507)	(895)
Non-operating income (expense):
Investment income	1,143	-	423	-
Interest expense, net	(28)	(761)	(19)	(101)
Total other expense	1,115	(761)	404	(101)
Loss before income tax expense	(12,229)	(4,864)	(4,103)	(996)
Income tax benefit/(expense)	(9)	(317)	-	(317)
Consolidated net loss	(12,238)	(5,181)	(4,103)	(1,313)
Less: net loss attributable to non-controlling interest	(78)	-	(40)	-
Net loss attributable to the Company	(12,160)	(5,181)	(4,063)	(1,313)
Net loss attributable to common stockholders	$(12,160)	(5,181)	$(4,063)	(1,313)
Basic and diluted net loss per share of common stock	$(0.11)	(0.07)	$(0.04)	(0.02)

RICHTECH ROBOTICS INC.

CONSOLIDATED STATEMENTS OF EQUITY

(In thousands except share data)

(Unaudited)

For the Three Months ended June 30, 2025
						Retained
	Common Stock*				Additional	Earnings		Total
	Class A		Class B		Paid-in	(Accumulated		Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit)	NCI	Equity
Balance at March 31, 2025	39,934,846	$4	74,868,935	$7	$71,913	$(16,036)	$(38)	$55,850
Shares issued for services	-	-	181,282	0	2,591	-	-	2,591
Issuance of new shares for cash	-	-	23,682,395	2	48,646	-	-	48,648
Issuance of common shares for intangible asset acquisition	-	-	-	-	2,924	-	-	2,924
Shares issued to employees and directors			10,027	1				1
Transfer to ESOP trust (unallocated)	-	-	(10,027)	(0)	-	-	-	(0)
Capital contribution to controlled subsidiary	-	-	-	-	40	-	(40)	-
Net loss	-	-	-	-	-	(4,063)	-	(4,063)
Balance at June 30, 2025	39,934,846	$4	98,732,612	$10	$126,114	$(20,099)	$(78)	$105,951

For the Three Months ended June 30, 2024
						Retained
	Common Stock*				Additional	Earnings	Total
	Class A		Class B		Paid-in	(Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit)	Equity
Balance at March 31, 2024	44,353,846	$4	22,283,410	$2	$13,879	$(3,667)	$10,219
Conversion from class A to Class B common stock	(2,200,000)	(0)	2,200,000	0	-	-	-
Issuance of new shares	-	-	3,046,687	0	173	-	173
Conversion from Class A to Class B common stock	-	-	-	-	-	-	-
Net loss	-	-	-	-	-	(1,313)	(1,313)
Balance at June 30, 2024	42,153,846	$4	27,530,097	$3	$14,052	$(4,980)	$9,079

For the Nine Months ended June 30, 2025
						Retained
	Common Stock*				Additional	Earnings		Total
	Class A		Class B		Paid-in	(Accumulated		Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit)	NCI	Equity
Balance at September 30, 2024	39,934,846	$4	53,795,254	$6	$49,667	$(7,939)	$-	$41,738
Issuance of common shares for intangible asset acquisition	-	-	5,788,849	1	5,378	-	-	5,379
Issuance of shares upon exercise of warrants for cash	-	-	12,488,075	1	16,858			16,859
Shares issued to employees and directors	-	-	2,942,556	0	1,380	-	-	1,380
Issuance of new shares for cash			22,706,395	2	48,646
Shares issued for services	-	-	1,011,483	0	4,080	-	-	4,080
Capital contribution to controlled subsidiary	-	-	-	-	105	-	(78)	27
Net loss	-		-	-	-	(12,160)	-	(12,160)
Balance at June 30, 2025	39,934,846	$4	98,732,612	$10	$126,114	$(20,099)	$(78)	$105,951

For the Nine Months ended June 30, 2024
						Retained
	Common Stock*				Additional	Earnings	Total
	Class A		Class B		Paid-in	(Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit)	Equity
Balance at September 30, 2024	44,353,846	$4	17,813,000	$2	$4,601	$201	$4,808
Initial public offering related expenses	-	-	-	-	(1,435)	-	(1,435)
Common stock issuance for initial public offering	-	-	2,142,563	0	10,713	-	10,713
Issuance of new shares	-	-	5,374,534	1	173	-	174
Conversion from Class A to Class B common stock	(2,200,000)	(0)	2,200,000	0	-	-	-
Net loss	-	-	-	-	-	(5,181)	(5,181)
Balance at June 30, 2024	42,153,846	$4	27,530,097	$3	$14,052	$(4,980)	$9,079

RICHTECH ROBOTICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended June 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(12,238)	$(5,181)
Adjustments to reconcile net income to net cash provided by operating activities:
Accounts receivable	(335)	2,448
Inventory	(334)	424
Prepaid expenses and other current assets	(133)	15
Right-of-use asset	(289)	(288)
Accounts payable	187	(111)
Tax payable	35	(197)
Accrued expenses	(15)	(26)
Deferred tax assets	-	518
Depreciation and amortization	1,635	7
Operating lease liabilities, current	130	34
Operating lease liabilities, non- current	160	253
Other non-current assets	-	(17)
Net cash provided by operating activities	(11,197)	(2,121)
Cash flows from investing activities:
Cash used for lending to related parties	-	135
Purchase of equipment	(4,509)	-
Purchase of intangible assets	(100)	-
Purchase of short-term investments	(36,676)	-
Purchase of long-term investments	(247)	-
Net cash used in investing activities	(41,532)	135
Cash flows from financing activities:
Payment of loans received from third parties	(53)	(1,459)
Loans received from third parties	22	3,000
Payment of related party debt	-	(238)
Proceeds from issuance of ordinary shares	71,087	173
Proceeds from stockholder capital injection	-	9,278
Net cash used in financing activities	71,056	10,754
Net change in cash and cash equivalents	18,327	8,768
Cash, cash equivalents and restricted cash at beginning of the period	$14,566	$433
Cash, cash equivalents and restricted cash at end of the period	$32,893	$9,201

RICHTECH ROBOTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, unless otherwise stated)

(Unaudited)

NOTE 1: Nature of Business

Description of Business

Richtech Robotics Inc. (“we”, “us”, “our” “Richtech” or the “Company”), is a C-Corporation registered in Nevada. Richtech was converted from Richtech Creative Displays, LLC on June 22, 2022 and is the predecessor of Richtech. Richtech Creative Displays, LLC was established on July 19, 2016 in Nevada.

We are a leading provider of service robotic solutions. We develop, manufacture, and deploy novel products that address the growing need for automation in the service industry and provide service automation solutions that directly address the labor shortage problem affecting the US service industry. Our solutions include delivery, commercial cleaning, food & beverage service, and customization and development service, which have been implemented in more than 80 cities across the United States in restaurants, hotels, casinos, automobile dealerships, hospitals, senior living homes, factories and retail centers. Our solutions automate repetitive and time-consuming tasks which allows clients to reallocate labor hours to more value-creating roles. Many of our clients see our robotic solutions as crucial to expanding and scaling their businesses. Our goal is to be a long-term partner to our clients, providing them with a range of robotic solutions to alleviate their problems.

Risk and Uncertainties

The Company’s business and operations are sensitive to general business and economic conditions worldwide. These conditions include short-term and long-term interest rates, inflation, fluctuations in debt and equity capital markets, the general condition of the world economy and geopolitical instability, such as the military conflicts in Ukraine and the Middle East. A host of factors beyond the Company’s control could cause fluctuations in these conditions. Adverse developments in these general business and economic conditions could have a material adverse effect on the Company’s financial condition and the results of its operations. In addition, the Company competes with many companies that currently have extensive and well-funded projects and marketing and sales operations. The Company may be unable to compete successfully against these companies. The Company’s industry is characterized by rapid changes in technology and market demands. As a result, the Company’s products, services, or expertise may become obsolete or unmarketable. The Company’s future success will depend on its ability to adapt to technological advances, anticipate customer and market demands, and enhance its current technology under development.

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

To account for potential losses from uncollectible accounts, we maintain an allowance for credit losses. This allowance considers both specific troubled accounts and an overall estimate of potential uncollectible receivables based on historical experience and current credit quality assessments. As of June 30, 2025, the allowance for credit losses was $86 thousand, compared to $197 thousand as of September 30, 2024. We believe that our rigorous credit risk management practices and the allowance for credit losses adequately address the potential risks for uncollectible accounts.

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

Inventory as of June 30, 2025 and September 30, 2024 are as follows:

	June 30,	September 30,
	2025	2024
Raw materials	$914	$619
Finished goods	568	529
Total inventories	$1,482	$1,148

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

Property and equipment, as of June 30, 2025 and September 30, 2024 are as follows:

	June 30,	September 30,
	2025	2024
Furniture, fixtures & equipment	$1,049	$788
Equipment held for lease	167	-
Leasehold improvements	4	4
Building	3,842	-
Land	240	-
	5,302	792
Accumulated depreciation	(138)	(54)
Property and equipment, net	$5,164	$738

Depreciation expenses for the Nine months ended June 30, 2025 and the fiscal year ended September 30, 2024 were $53 and $15 respectively.

Intangible Asset, net

The Company’s intangible assets consist of multiple systems purchased for our robotic product. These assets are amortized using the straight-line method over their estimated useful life of 10 years.

Intangible  Asset, as of June 30, 2025 and September 30, 2024 are as follows:

	June 30,	September 30,
	2025	2024
Intangible Asset	$13,150	$7,687
Accumulated Amortization	(1,618)	(67)
Intangible Asset, net	$11,532	$7,620

Amortization expenses for the nine months ended June 30, 2025 and the fiscal year ended 2024 were $766 and $67, respectively.

Stockholders’ Equity

During the nine months ended June 30, 2025, the Company issued an aggregate of 23,863,677 shares of Class B common stock consisting of the following:

i.	181,282 shares of Class B common stock were issued as compensation for consulting services under the Amended and Restated Richtech Robotics, Inc. 2023 Stock Option Plan, resulting in an increase of $315 thousand to additional paid-in capital in accordance with ASC 718.

ii.	23,682,395 shares were issued through an at-the-market (“ATM”) offering, as further described below.

At-The-Market Offering

On May 16, 2025, the Company entered into that certain At The Market Offering Agreement (“ATM Agreement”) with Rodman & Renshaw LLC (“Rodman”), which will serve as the lead agent, H.C. Wainwright & Co., LLC (“Wainwright”) and BTIG, LLC (“BTIG”) (each of Rodman, Wainwright and BTIG individually, an “Agent” and, collectively, the “Agents”), with respect to an ATM program. Under the ATM program, the Company may offer and sell, from time to time through or to Rodman or such other Agent selected by Rodman, as sales agent and/or principal (the “Designated Agent”), shares of the Class B common stock having an aggregate offering price of up to $100 million. The offer and sale of the shares were made pursuant to a shelf registration statement on Form S-3 and the related base prospectus (File No. 333-284779) initially filed by the Company with the Securities and Exchange Commission (the “SEC”), on February 7, 2025, as amended on April 18, 2025 and May 14, 2025, respectively, and declared effective by the SEC on May 15, 2025, and the related prospectus supplement filed by the Company with the SEC on May 16, 2025. Pursuant to the ATM Agreement, the Designated Agent may sell the Shares by any method permitted by law deemed to be an “at the market offering” as defined in Rule 415 of the Securities Act, in negotiated transactions at market prices prevailing at the time of sale or at prices related to such prevailing market prices and/or in any other method permitted by law.

Pursuant to the ATM Agreement, the Designated Agent is entitled to a fixed cash commission rate equal to 3.0% of the gross sales price of any shares of Class B common stock sold under the ATM Agreement. The Company also agreed to reimburse Rodman for certain specified expenses in connection with entering into the ATM Agreement.

The foregoing description of the ATM Agreement is not complete and is qualified in its entirety by reference to the full text of such agreement, a copy of which is filed herewith as Exhibit 10.2 to this Report.

As of June 30, 2025, the Company issued an aggregate of 23,682,395 shares of Class B common stock under the ATM program, for gross proceeds of approximately $52,579 thousand, from which Agent fees of approximately $1,655 thousand   and legal fees of approximately $75 thousand were deducted, resulting in net proceeds to the Company of approximately $50,849 thousand.

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

Income Taxes

The Company accounts for income taxes in accordance with income tax accounting guidance (Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 740, Income Taxes). The income tax accounting guidance results in two components of income tax expense: current and deferred. Current income tax expense reflects taxes to be paid or refunded for the current period by applying the provisions of the enacted tax law to the taxable income or excess of deductions over revenues. The Company determines deferred income taxes using the liability (or balance sheet) method. Under this method, the net deferred tax asset or liability is based on the tax effects of the differences between the book and tax bases of assets and liabilities, and enacted changes in tax rates and laws are recognized in the period in which they occur. Deferred income tax expense results from changes in deferred tax assets and liabilities between periods. Deferred tax assets are reduced by a valuation allowance if, based on the weight of evidence available, it is more likely than not some portion or all of a deferred tax asset will not be realized.

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

Recent Accounting Pronouncements

In February 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842). The guidance in this ASU supersedes the leasing guidance in Topic 840, Leases. Under the new guidance, lessees are required to recognize lease assets and lease liabilities on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the statement of operations. The standard is effective for public business entities for fiscal years beginning after December 15, 2018. As an emerging growth company, we adopted the new standard on January 1, 2022 for our fiscal years ended September 30, 2023 and 2024. We had operating leases for which we were required to recognize a right-of-use asset and lease liability.

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740), Simplifying the Accounting for Income Taxes, which amends the approaches and methodologies in accounting for income taxes during interim periods and makes changes to certain income tax classifications. The new standard allows certain exceptions, including an exception to the use of the incremental approach for intra-period tax allocation, when there is a loss from continuing operations and income or a gain from other items, and to the general methodology for calculating income taxes in an interim period, when a year-to-date loss exceeds the anticipated loss for the year. The standard also requires franchise or similar taxes partially based on income to be reported as income tax and to reflect the effects of enacted changes in tax laws or rates in the annual effective tax rate computation from the date of enactment. Lastly, in any future acquisition, we would be required to evaluate when the step-up in the tax basis of goodwill is part of the business combination and when it should be considered a separate transaction. The standard is effective for us beginning January 1, 2022, with early adoption of the amendments permitted. The adoption of ASU 2019-12 did not have a material impact on our financial statements and disclosures.

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

NOTE 3: Earnings per Share

	Nine Months ended June 30,
	2025	2024
Numerators:
Net loss attributable to common stockholders	$(12,160)	$(5,181)
Denominator:
Weighted average common stock used in computing	109,494,474	69,683,943
Basis and diluted net loss per share (in each dollar)	$(0.11)	$(0.07)

NOTE 4: Income Taxes

We have no material uncertain tax positions as of June 30, 2025 and 2024. It is our policy to recognize interest and penalties related expenses on income tax as a component of income tax expense, in our audited condensed consolidated statements of operations and comprehensive income. As of June 30, 2025 and 2024, we have not accrued any interest or penalties associated with uncertain tax positions.

Note 5 Commitments and Contingencies

We lease office facilities under non-cancelable operating lease agreements. We lease space for our corporate headquarters in Las Vegas, Nevada through August 2027.

The components of leases and lease costs are as follows (in thousands):

Operating leases	As of June 30, 2025	As of September 30, 2024
Operating lease right-of use assets	$795	$506
Operating lease liabilities, current portion	$280	$150
Operating lease liabilities, non-current portion	515	356
Total operating lease liabilities	$795	$506

Operating leases	Nine Months Ended June 30, 2025	Nine Months Ended June 30, 2024
Operating lease cost	$198	$53

Future minimum lease payments under these leases as of June 30, 2025, are approximately as follow:

Fiscal Year	Amount
Reminder of 2025	$65
2026	298
2027	307
2028	54
2029	56
2030	19
Total future minimum lease payments	$799

NOTE 6: Subsequent Events

As of August 11, 2025, subsequent to the period ended June 30, 2025, the Company issued an additional 11,226,521 shares of Class B common stock under the ATM program, for gross proceeds of approximately $22,565 thousand. After deducting fees of approximately $716 thousand, the Company received net proceeds of approximately $21,849 thousand.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our consolidated financial statements and the related notes contained elsewhere in this Report and in our other filings with the SEC. The following discussion may contain predictions, estimates, and other forward-looking statements that involve a number of risks and uncertainties, including those discussed under “Risk Factors” in our 2024 Annual Report and elsewhere in this Report. These risks could cause our actual results to differ materially from any future performance suggested below.

Overview

We are a leading provider of service robotic solutions by developing, manufacturing, and deploying novel products that address the growing need for automation in the service industry. We develop, manufacture, and deploy cutting-edge robots that streamline operations, enhance efficiency, and alleviate labor shortages across a diverse range of sectors, including restaurants, hotels, casinos, senior living facilities, automobile dealerships, and retail centers. Our commitment to technological advancement and customer-centric solutions has positioned us as a key player in the rapidly evolving robotics landscape.

Recent Developments

In July 2025, the Company was approved to join the NVIDIA Connect program. The program offers developer resources, training, and preferred pricing on select NVIDIA technologies, which we expect to use to support product development.

As of August 11, 2025, subsequent to the period ended June 30, 2025, the Company issued an additional 11,226,521 shares of Class B common stock under the ATM program, for gross proceeds of approximately $22,565 thousand. After deducting fees of approximately $716 thousand, the Company received net proceeds of approximately $21,849 thousand.

Key Business Highlights for the Third Quarter of Fiscal Year 2025

On May 15, 2025, we completed the purchase of an approximately 20,000 sq. ft. property at 2975 Lincoln Road, Las Vegas, NV, for $4.1 million, funded with cash on hand, and relocated our headquarters to the site. The facility is intended to further integrate domestic sourcing and expand assembly and manufacturing operations.

On June 27, 2025, we were added to the FTSE Russell 2000® and Russell 3000® Indexes as part of the 2025 Russell U.S. Indexes reconstitution; we were also added to the appropriate growth and value style indexes.

Continued Expansion of RaaS Model

We continued to expand our RaaS model in the third quarter of fiscal year 2025. We executed a Master Services Agreement (“MSA”) in April 2025 with a U.S. car retailer/dealership group, pursuant to which we have commenced implementation and completed installations of our Titan robots at five dealership locations during the quarter. Additional locations are in the installation queue under this MSA and deployments are expected to increase in the fourth quarter. In parallel, we broadened our RaaS footprint beyond automotive services into factory manufacturing, initiating customer engagements to address in-plant transport of materials and components as part of our intralogistics solutions.

Continued Investment in Research and Development

We continued to expand our RaaS model in the third quarter of fiscal year 2025. We executed a master services agreement (“MSA”) in April 2025 with a U.S. car retailer/dealership group, pursuant to which we have commenced implementation and completed installations of our Titan robots at five dealership locations during the quarter. Additional locations are in the installation queue under this MSA and deployments are expected to increase in the fourth quarter. In parallel, we broadened our RaaS footprint beyond automotive services into factory manufacturing, initiating customer engagements to address in-plant transport of materials and components as part of our intralogistics solutions.

Expansion of Sales and Marketing Efforts

During the third quarter of fiscal year 2025, we prioritized global commercial expansion and enterprise channels. In May, we exhibited at the National Restaurant Association (NRA) Show in Chicago, expanding our pipeline of key customer prospects and industry partnerships. On June 24, 2025, our majority-owned subsidiary Boyu Artificial Intelligence (Beijing) Technology Co., Ltd. entered into a Product Sales and Technical Services Agreement with Beijing Kaiwu Tongchuang Technology Development Co., Ltd. for approximately $4.2 million of products, services, software and licensing; implementation of orders under this agreement began in the fourth quarter of fiscal 2025. In addition, on June 27, 2025, we signed a Strategic Cooperation Agreement with Beijing City of Design Development Co., Ltd., via Boyu, focused on joint R&D, selective vertical commercialization, and industry incubation to support market development in China.

Results of Operations

Comparison of the nine months ended June 30, 2025 and 2024

The following table summarizes our results of operations (in thousands) for the nine months and the three months ended June 30, 2025 and 2024, together with the dollar change in those items from period to period:

	Nine months ended June 30,			Three months ended June 30,
	2025	2024	Change	2025	2024	Change
Revenue, net	$3,601	$3,715	$(114)	$1,177	$1,443	$(266)
Cost of revenue, net	878	1,411	(533)	301	429	(128)
Gross profit	2,723	2,304	419	876	1,014	(138)

Operating expenses:
Research and development	1,337	1,633	(296)	533	386	147
Sales and marketing	903	1,024	(121)	288	237	51
General and administrative	13,827	3,750	10,077	4,562	1,286	3,276
Total operating expenses	16,067	6,407	9,660	5,383	1,909	3,474
Loss from operations	(13,344)	(4,103)	(9,241)	(4,507)	(895)	(3,612)
Non-operating income(expense):
Investment income	1,143	-	1,143	423	-	423
Interest expenses, net	(28)	(761)	733	(19)	(101)	82
Total other expenses	1,115	(761)	1,876	404	(101)	505
Loss before income tax expense	(12,229)	(4,864)	(7,365)	(4,103)	(996)	(3,107)
Income tax benefit/(expense)	(9)	(317)	308	-	(317)	317
Consolidated net loss	(12,238)	(5,181)	(7,057)	(4,103)	(1,313)	(2,790)
Less: Net loss attributable to non-controlling interest	(78)	-	(78)	(40)	-	(40)
Net loss attributable to the Company	$(12,160)	$(5,181)	$(6,979)	(4,063)	(1,313)	$(2,750)

Revenue

For the nine months ended June 30, 2025, net revenue decreased by $114 thousand, or approximately 3.1%, to $3,601 thousand, compared to $3,715 thousand for the same period in 2024.

For the three months ended June 30, 2025, net revenue decreased by $266 thousand, or approximately 18.4%, to $1,177 thousand, compared to $1,443 thousand for the same period in 2024.

This year-over-year change primarily reflects our strategic shift to an RaaS model, in line with our long-term growth plan. Under this approach, we focus on building recurring revenue through multi-year service agreements rather than one-time product sales. While this transition reduces upfront product revenue in the short term due to the timing of revenue recognition, it steadily increases our base of contracted recurring revenue. We expect that, as our installed base continues to expand, we will approach a scale where recurring revenue can cover a substantial portion of our operating cost base, providing a more stable foundation for long-term growth.

In addition to continuing deployments with single-location clients, we have strengthened our presence in the large enterprise segment. We are signing and advancing MSAs with more large dealership groups and other major customers. While these larger clients typically begin with a limited number of priority installations and then take one to two quarters to evaluate returns on investment before committing to broader rollouts, feedback to date has been positive. We understand that the pace of deployment with large customers is generally slower than with smaller clients, but as more of them enter trial and pilot phases, we believe this will create stronger foundations and greater opportunities for future growth.

	Nine Months ended June 30,			Three Months ended June 30,
	2025	2024	Change	2025	2024	Change
Robotics
Product revenue	$1,567	$1,252	$315	$153	$582	$(429)
Service/rental revenue	1,151	1,510	(359)	718	611	107
Leasing revenue	380	604	(224)	135	115	20
Total robotics revenue	3,098	3,366	(268)	1,006	$1,308	(302)
Smart hardware/interactive system	6	117	(111)	-	61	(61)
Cloutea*	-	232	(232)	-	74	(74)
Alphamax*	497	-	497	171	0	171
Total	$3,601	$3,715	$(114)	$1,177	$1,443	$(266)

*	Cloutea is the revenue generated from Clouffee and Tea, our boba tea store in Las Vegas, Nevada. We opened this store as a model to further develop the concept of an interactive robot barista utilizing our ADAM robot. Clouffee and Tea was rebranded from “Cloutea” in February 2025.

*	Alphamax Management LLC, a wholly-owned subsidiary of the Company (“Alphamax”), was established to spearhead our expansion into the food and beverage sector. As a consulting and management company, Alphamax oversees the operation of our innovative food and beverage concepts, including the interactive robot barista cafe. This initiative will serve as a model for future development and expansion within the food and beverage industry, showcasing the potential of our advanced robotic technologies in revolutionizing customer experiences and streamlining operations.

Product Revenue

For the nine months ended June 30, 2025, product revenue increased by $315 thousand, or approximately 25.2%, from $1,252 thousand in 2024 to $1,567 thousand in 2025.

For the three months ended June 30, 2025, product revenue decreased significantly by $429 thousand, or approximately 73.7%, from $582 thousand in 2024 to $153 thousand in 2025.

Service/Rental Revenue

For the nine months ended June 30, 2025, service/rental revenue decreased by $359 thousand, or approximately 23.8%, from $1,510 thousand in 2024 to $1,151 thousand in 2025.

For the three months ended June 30, 2025, service/rental revenue increased by $107 thousand, or approximately 17.5%, from $611 thousand in 2024 to $718 thousand in 2025.

Cost of Revenue

Net cost of revenue decreased for both the nine and three months ended June 30, 2025.

For the nine months ended June 30, 2025, the net cost of revenue was $877 thousand, a decrease of $534 thousand, or approximately 37.7%, compared to $1,411 thousand for the nine months ended June 30, 2024. This substantial decrease in the cost of revenue is primarily attributed to our strategic shift towards increased leasing arrangements. Under this model, the cost of the robot is capitalized as property and equipment on our balance sheet and recognized as depreciation expense within cost of revenue over the asset's useful life, rather than being recognized entirely as cost of goods sold at the time of an outright sale.

For the three months ended June 30, 2025, the net cost of revenue was $300 thousand, a decrease of $129 thousand, or approximately 30.1%, compared to $429 thousand for the three months ended June 30, 2024. This decrease is generally in line with the decline in net revenue, reflecting lower sales volume associated with our strategic shift towards increased leasing arrangements.

Leasing Revenue

For the nine months ended June 30, 2025, leasing revenue decreased by $224 thousand, or approximately 37.1%, from $604 thousand in 2024 to $380 thousand in 2025. This decrease is primarily due to a reclassification of event rental income, which was included in leasing income in 2024 but has been reclassified to service/rental revenue starting in 2025 to provide a more accurate representation of our revenue streams. This reclassification impacts the comparability of the periods.

For the three months ended June 30, 2025, leasing revenue increased by $20 thousand, or approximately 17.4%, from $115 thousand in 2024 to $135 thousand in 2025.

Gross Profit

Gross profit experienced mixed trends for the nine and three months ended June 30, 2025.

For the nine months ended June 30, 2025, gross profit was $2,724 thousand, an increase of $420 thousand, or approximately 18.2%, compared to $2,304 thousand for the nine months ended June 30, 2024.

For the three months ended June 30, 2025, gross profit was $877 thousand, a decrease of $137 thousand, or approximately 13.5%, compared to $1,014 thousand for the three months ended June 30, 2024.

The increase in gross profit for the nine-month period is primarily due to the decrease in cost of revenue, net, as discussed in the preceding section, coupled with the shift in our business model to the RaaS offerings. However, the decrease in gross profit for the three-month period was influenced by the higher proportional decline in revenue compared to the reduction in cost of revenue for that specific quarter.

Research and Development Expenses

R&D expenses experienced mixed trends for the nine and three months ended June 30, 2025

For the nine months ended June 30, 2025, R&D expenses decreased by $296 thousand, or approximately 18.1%, from $1,633 thousand in 2024 to $1,337 thousand in 2025.

For the three months ended June 30, 2025, R&D expenses increased by $147 thousand, or approximately 38.1%, from $386 thousand in 2024 to $533 thousand in 2025.

This due to a shift in the timing of intensity for our R&D activities, with a higher concentration in the current quarter but a lower overall spend year-to-date.

Sales and Marketing Expenses

Sales and marketing expenses showed mixed trends for the nine and three months ended June 30, 2025, largely due to the timing and volume of trade shows and event-based marketing.

For the nine months ended June 30, 2025, sales and marketing expenses decreased by $121 thousand, or approximately 11.8%, from $1,024 thousand in 2024 to $903 thousand in 2025.

For the three months ended June 30, 2025, sales and marketing expenses increased by $51 thousand, or approximately 21.5%, from $237 thousand in 2024 to $288 thousand in 2025.

Overall, sales and marketing spending has shown moderate variation, with quarterly results may fluctuate with seasonality and the timing and mix of industry events and campaigns. We are continuously evaluating the effectiveness of our sales and marketing investments to ensure they align with our strategic objectives and drive sustainable revenue growth.

General and Administrative Expenses

General and administrative expenses saw a dramatic increase for the nine and three months ended June 30, 2025.

For the nine months ended June 30, 2025, general and administrative (“G&A”) expenses increased by $10,077 thousand, or approximately 268.7%, from $3,750 thousand in 2024 to $13,827 thousand in 2025.

For the three months ended June 30, 2025, G&A expenses increased by $3,276 thousand, or approximately 256.4%, from $1,286 thousand in 2024 to $4,562 thousand in 2025.

The increase in general and administrative expenses for the current period was primarily driven by the following factors:

●	Increased personnel costs: Increased salaries expenses related to hiring additional personnel to support our growth. This expansion includes key hires in engineering, finance and accounting, legal and compliance, and human resources.

●	Professional fees: Higher professional fees for external services such as legal counsel, independent auditors, and consulting engagements. These increased fees are related to compliance with public company reporting requirements and ongoing legal matters.

●	Furthermore, the increase was impacted by costs associated with our move to a new office in June 2025.

We are dedicated to carefully managing our G&A expenses while making sure we have everything needed to support our Company’s growth and meet our commitments. It’s natural for G&A expenses to increase as we grow and transition to a public company. However, we are actively implementing measures to optimize costs, streamline processes, and use technology to improve efficiency and control these expenses. We believe our strategic investments in people, infrastructure, and compliance are vital for our long-term growth. As we continue to expand, we expect G&A expenses to rise. Even so, we are committed to managing these costs prudently and ensuring they align with our overall financial performance.

Interest Expenses

Interest expenses decreased significantly for both the nine and three months ended June 30, 2025.

For the nine months ended June 30, 2025, interest expenses, net, decreased by $733 thousand, or approximately 96.3%, from $761 thousand in 2024 to $28 thousand in 2025.

For the three months ended June 30, 2025, interest expenses, net, decreased by $82 thousand, or approximately 81.2%, from $101 thousand in 2024 to $19 thousand in 2025.

The significant decrease in both periods is primarily due to the full repayment of our outstanding third-party loans.

Investment Income

Investment income increased substantially for both the nine and three months ended June 30, 2025.

For the nine months ended June 30, 2025 investment income increased by $1,143 thousand, from $0 thousand in 2024 to $1,143 thousand in 2025.

For the three months ended June 30, 2025, investment income increased by $423 thousand, from $0 thousand in 2024 to $423 thousand in 2025.

This significant increase in investment income is primarily due to the higher cash balances from the net proceeds from the issuance of Class B common stock and the exercise of warrants during the period. These funds were strategically invested in short-term certificates of deposit (CDs) and U.S. Treasury bills with maturities of one year or less to earn interest, resulting in a substantial increase in investment income compared to the prior year period.

Factors That May Adversely Affect our Results of Operations

Our results of operations may be adversely affected by various factors that could cause economic uncertainty and volatility in the financial markets, many of which are beyond our control. Our results of operations could be impacted by, among other things, downturns in the financial markets or in economic conditions, increases in oil prices, inflation, fluctuations in interest rates, increases in tariffs, supply chain disruptions, declines in consumer confidence and spending, public health considerations, and geopolitical instability, such as the military conflicts in Ukraine and the Middle East. We cannot at this time predict the likelihood of one or more of the above events, their duration or magnitude or the extent to which they may negatively impact our results of operations.

Liquidity and Capital Resources

Our primary sources of liquidity are cash and cash equivalents, which consist of cash on hand and short-term investments that are readily convertible to cash. As of June 30, 2025, our cash and cash equivalents totaled $32.9 million. This represents about 18.3 million increase from $14.6 million at the end of the prior fiscal year. The substantial increase in our cash position is primarily attributable to the net proceeds of $48.6 million received from issuance of shares of Class B common stock, and the net proceeds of $9.2 million received from the exercise and issuance of warrants. These proceeds significantly strengthened our balance sheet and provided us with financial flexibility to invest in our growth initiatives, including expanding our R&D team, purchase of property and equipment to support our expanding operations. This increase was partially offset by cash used in operating activities, primarily due to our net loss and investments in working capital.

	Nine Months ended June 30,
	2025	2024	Change
Net cash provided by (used in):
Operating activities	$(11,197)	$(2,121)	(9,076)
Investing activities	(41,532)	135	(41,667)
Financing activities	71,056	10,754	60,302
Net increase (decrease) in cash	$18,327	$8,768	9,559

Operating Activities

Net cash used in operating activities was $11,163 thousand for the nine months ended June 30, 2025, compared to $2,121 thousand for the same period in 2024. The increase in cash outflows was primarily due to a higher net loss of $12,160 thousand in the current period, compared to a net loss of $5,181 thousand in the prior-year period, partially offset by changes in working capital and non-cash adjustments.

Significant non-cash adjustments included depreciation and amortization of $1,635 thousand in 2025, up from just $7 thousand in the prior year, driven primarily by an increase in depreciable assets. Additionally, operating lease liabilities, current and non-current, contributed $130 thousand and $160 thousand, respectively, compared to $34 thousand and $253 thousand in 2024. These changes reflect the continued expansion of leased operational assets.

Net cash used in operating activities for the nine months ended June 30, 2024 was approximately $2,121 thousand, primarily due to a net loss of approximately $5,181 thousand offset by an increase of approximately $3,060 thousand in net operating assets and liabilities. The cash flow impact from changes in net operating assets and liabilities was primarily driven by decreases in accounts receivable of approximately $2,448 thousand, decreases in deferred tax assets of $518 thousand and inventory of approximately $424 thousand, partially offset by the increase in tax payable of $197 thousand and accounts payable of $111 thousand.

Investing Activities

Net cash used for investing activities was $41,532 thousand for the nine months ended June 30, 2025, primarily due to $36,676 thousand on purchase of short-term investments and $4,509 thousand on equipment.

Net cash used in investing activities was approximately $135 thousand for the nine months ended June 30, 2024. This amount consisted of cash used for lending to related parties. No related-party balances were outstanding as of June 30, 2025.

Financing Activities

Net cash provided by financing activities totaled $71,022 thousand for the nine months ended June 30, 2025, the increase was primarily due to $71,053 thousand cash inflow from the issuance of Class B common stock and the exercise of warrants during the period.

Net cash provided by financing activities totaled approximately $10,754 thousand for the nine months ended June 30, 2024. We raised approximately $9,278 thousand from issuance of Class B common stock and obtained short-term loans in the form of convertible Notes totaling $3 million from the Investor.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not required for smaller reporting companies.

Item 4. Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures are also designed with the objective of ensuring that such information is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including our chief executive officer and chief financial officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

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

Under the supervision and with the participation of our management, including our chief executive officer, chief financial officer and VP of Finance (the “Certifying Officers”), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were effective as of June 30, 2025.

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

(b) Changes in Internal Control over Financial Reporting

There has not been any change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during our fiscal quarter ended June 30, 2025 that has materially affected, or is likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

  On June 2, 2025, a civil action was filed against us in the Supreme Court of the State of New York, County of Kings (Index No. 517888/2025), and the complaint was served on us on June 26, 2025. The complaint purports to assert claims including breach of contract, breach of express and implied warranties (including merchantability), fraud, and joint venture liability. The plaintiff seeks damages in excess of $600,000, including compensatory, incidental, consequential, and punitive damages against all named defendants.

The action has only recently been filed, and no discovery or other substantive proceedings have occurred. Based on information presently known to management, we believe the claims are without merit, and we do not expect the matter to have a material adverse effect on our financial condition, cash flows, or results of operations.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Trading Arrangements

No director or Section 16 officer adopted or terminated a trading arrangement intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or a “non-Rule 10b5-1” trading arrangement during the periods reported in this Report.

Other Information

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Report.

No.	Description of Exhibit
10.1	Purchase and Sale Agreement, dated April 8, 2025, by and between the Company and L & R Investment LLC (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K as filed with the SEC on April 14, 2025).
10.2	At the Market Offering Agreement, dated May 16, 2025, by and among the Company and Rodman & Renshaw LLC, H.C. Wainwright & Co., LLC, and BTIG, LLC (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K as filed with the SEC on May 16, 2025).
10.3	Product Sales and Technical Services Agreement, dated as of June 24, 2025, by and between Boyu Artificial Intelligence (Beijing) Technology Co., Ltd. and Beijing Kaiwu Tongchuang Technology Development Co., Ltd. (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K as filed with the SEC on June 30, 2025).
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

**	Furnished.

#	Certain portions of this exhibit have been omitted because the omitted information is (i) not material and (ii) would likely cause competitive harm to the Company if publicly disclosed.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RICHTECH ROBOTICS INC.

Date: August 11, 2025	By:	/s/ Zhenwu Huang
	Name:	Zhenwu Huang
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: August 11, 2025	By:	/s/ Zhenqiang Huang
	Name:	Zhenqiang Huang
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)