Form 10-K
period 2025-09-30
RICHTECH ROBOTICS INC.
filed 2026-01-20
CIK 1963685

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☒ For the fiscal year ended September 30, 2025

OR

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to ___________________

Commission file number: 001-41866

RICHTECH ROBOTICS INC.

(Exact name of registrant as specified in its charter)

Nevada	88-2870106
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2975 Lincoln Rd

Las Vegas, NV 89115

(Address of principal executive offices)

(866) 236-3835

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Trading Symbol(s):	Name of Each Exchange on Which Registered:
Class B Common Stock, par value $0.0001 per share	RR	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐

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

As of January 20, 2026, there were 39,934,846 shares of Class A common stock outstanding and 175,161,127 shares of Class B common stock outstanding.

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

Our operations and business prospects are always subject to risks and uncertainties including, among others:

●	Our ability to secure raw materials and components to manufacture sufficient quantities of robots to match demand;

●	Our ability to secure enterprise clients and deals in the face of growing competition;

●	Assumptions around the speed of robotic adoption in service environments;

●	Assumptions relating to the size of the market for our products and services;

●	Unanticipated regulations of robots and automation that add barriers to adoption and have a negative effect on our business;

●	Our ability to obtain and maintain intellectual property protection for our products;

●	Investigations, claims, disputes, enforcement actions, litigation and/or other regulatory or legal proceedings, including with respect to our intellectual property and our technology;

●	Level of product service failures that could lead our customers to use competitors’ services;

●	Our estimates of expenses, future revenue, capital requirements and our needs for, or ability to obtain, additional financing

●	Our ability to procure inventory and components from China may be affected by geopolitical tensions, conflict, tariffs, trade restrictions, public health issues, and other business interruptions;

●	The possibility that we may be adversely affected by other economic, business, and/or competitive factors; and

●	Other risks and uncertainties described under the section titled “Risk Factors” in this Report.

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

ITEM 1. Business

Overview

Richtech is a robotics and artificial intelligence (“AI”) technology company focused on developing advanced embodied AI systems that aims to improve the efficiency and productivity of U.S. businesses. Richtech trains proprietary artificial intelligence models on in-house data to operate advanced robotic systems in the real world. We design, engineer, manufacture, and deploy next generation embodied AI systems to serve a wide range of industries—including food service, retail, industrial manufacturing, automotive, healthcare, and hospitality. Our robots are designed to be user friendly, reliable, and highly customizable, with the goal of driving tangible profit and loss (“P&L”) improvements for our customers.

Our mission is to accelerate the advancement of embodied AI in the United States. We aim to become a robotics “Super-Operator”—i.e. a company operating over one hundred thousand intelligent robots connected through a unified, data-rich AI ecosystem. These robots will perform a wide range of tasks across commercial and industrial environments, from scrubbing floors and packaging deliveries to supporting medical staff in hospitals and staffing factory production lines.

Corporate History and Corporate Structure

We were originally founded as Richtech Creative Displays LLC in Nevada in July 2016, and we converted to Richtech Robotics Inc., a Nevada corporation, in June 2022. We completed our initial public offering on November 21, 2023, and shares of our Class B common stock, $0.0001 par value per share (the “Class B common stock”) began trading on the Nasdaq Capital Market on November 17, 2023 under the symbol “RR.”

To support our clients in optimizing the use of ADAM robots and enhancing the efficiency of their operations, we established a wholly-owned subsidiary, Alphamax Management LLC (“Alphamax Management”), in June 2024. Alphamax Management provides business management and operational services to help our clients better integrate robots into their workflow. On May 1, 2025, we established Richtech Holdings LLC (“Richtech Holdings”), a wholly owned subsidiary, to hold and manage real estate assets acquired by the Company. On August 20, 2025, we established Richtech Capital LLC (“Richtech Capital”), also a wholly owned subsidiary, to support the potential future scaling of our Robots-as-a-Service (“RaaS”) business by exploring and facilitating financial solutions that may enhance operational flexibility and capital efficiency.

Our Products and Services

Beginning in the fourth quarter of fiscal year 2025, we reorganized our product portfolio and internal teams into three strategic pillars: Commercial, Industrial, and Data Services. The creation of specialized teams will enable us to develop a deeper understanding of market characteristics within specific product niches. Commercial teams will primarily concentrate on advancing the food service, lodging, medical, and event experience markets, while Industrial teams will primarily focus on the manufacturing, warehousing, and automotive sectors. The Data Services team will be primarily focused on providing fundamental R&D support for both Commercial and Industrial product development as well as certain strategic partners. The specialization of expertise provides better operational efficiency when tackling new market verticals and is essential in developing a fundamental understanding of customer environments and formulating clear company strategies. We believe that this new operational structure better positions us to engineer reliable robotic solutions that deliver the results our customers have come to expect.

This reorganization also reflects our forward-looking vision for the future of embodied AI. The demand for embodied AI robotic systems spans virtually all sectors of the economy, from commercial to industrial applications. Widespread adoption depends on the strength of the data infrastructure that powers AI training and deployment. Through this approach, Richtech will accelerate the advancement of embodied AI, enable the development of intelligent robotic solutions across industries, and drive the next era of automation.

In addition to the operational re-organization, the Skylark line of robots has been discontinued to refocus resources on products with better long-term profitability. The Medbot line of robots has been discontinued while we develop new robotic technologies to better service the healthcare sector.

We utilize a combination of contract and in-house services to design and manufacture our products.

Commercial Robotic Products

Under the Commercial pillar, the Company offers three primary product lines: the Matradee line of server assistant robots, the ADAM and the Scorpion beverage service robots. These solutions are designed to automate customer-facing commercial environments, with a particular focus on retail and food service applications.

Matradee is our line of restaurant service robots, designed for bussing, serving, hosting, advertising, and entertaining. For example, Matradee will transport food from the kitchen to the table where a waiter can come by and serve the guests. The waiter could then load the Matradee with dirty plates and send it to the dishwashing zone in the kitchen. This keeps the waiter on the floor serving guests and reduces physical stress on the waiter. The robot is designed to operate in narrow and busy environments, navigating around tables and people to get to its destination. Typically, a Matradee can perform over 1,000 deliveries per month in a busy restaurant.

Matradee was designed to have a large carrying capacity and to be able to carry as much food as three to four waiters combined per trip. The robot is engineered to be extremely stable so that it can carry wine glasses and delicate food items without spilling. It can also be used to greet guests at the reception area and lead them to their table. With a battery life of eight to fourteen hours, the Matradee can run for the entire day without taking a break. When multiple robots are deployed in the same space, the robots communicate with each other to coordinate traffic optimally.

We believe that one of the biggest advantages of the Matradee is the ease of deployment and reliability. Standard deployments involving full installation and staff training are typically completed within three to four hours. The robot is not connectivity dependent and can operate fully offline. These features decrease the difficulty of deployments and increase the variety of environments in which the Matradee can be deployed successfully. We believe that this allows more deployments, lower costs, and faster scaling.

The Matradee is currently deployed in restaurants, hotels, casinos, senior living homes, and movie theaters. Many of these businesses have either restaurants or food service operations, so the primary task that the robot performs is delivering food from the kitchen to the tables and bussing dirty dishes back to the kitchen.

ADAM is a dual-arm, AI-powered service robot developed to revolutionize beverage preparation and customer interaction in hospitality and retail environments. Designed for reliability, precision and engagement, ADAM automates the full beverage-making process—from mixing and shaking to espresso extraction—while delivering a captivating, customer-facing experience.

Equipped with advanced vision and control AI, ADAM continuously monitors each beverage it prepares, dynamically adjusting movements and pouring accuracy to ensure consistent, high-quality results. Its coordinated dual-arm design enables complex, human-like motions and multitasking capabilities that traditional automated dispensers cannot replicate.

Beyond efficiency, ADAM could serve as an experiential centerpiece that may attract customers and reinforce brand innovation. Deployed in cafés, hotels and entertainment venues, the robot has already produced many drinks in commercial settings. Its modular architecture is designed to allow for ongoing expansion—such as espresso preparation, touchless ordering, and point-of-sale integration—making it adaptable to a wide range of beverage formats and business models.

By combining robotics, AI, and interactive design, ADAM could empower operators to overcome labor shortages, improve operational consistency, and elevate customer experience. It represents a major component in Richtech’s mission to blend intelligent automation with human-centric service.

Scorpion was developed on the same architecture as ADAM. Scorpion can perform many of ADAM’s AI functions at a lower cost and with a smaller footprint. Additional AI camera systems allow for new features such as gesture and face recognition. These additional features, along with the smaller footprint, are designed to provide a more intimate experience for guests. Scorpion also has the ability to craft a unique cocktail for each customer based on input from the customer (e.g. what mood they are in) and information collected through Scorpion’s sensors. The smaller footprint allows this AI bartender to be deployed in a wider variety of environments. We believe Scorpion provides a more engaging and unique experience for customers while having the ability to significantly improve returns on investments (“ROI”) and affordability for businesses.

Industrial Robotic Products

Under the Industrial pillar, the Company offers the Titan line of high–load-capacity delivery robots, the DUST-E line of autonomous cleaning robots, and the newly introduced Dex humanoid robot designed for light industrial applications. Products in the Industrial category are purpose-built for production and manufacturing environments, with an emphasis on durability, reliability, and heavy-duty operation.

Titan is our line of heavy-duty autonomous mobile robots (“AMR”) delivery focused robots first launched in 2024. Since its debut, the Titan line has become one of the best-selling product families in our indoor delivery and transport category. With the addition of newer configurable models with increased carrying capacity in 2025, the range of applications where Titan can be deployed has expanded significantly. Currently, deployments are primarily focused in retail automotive, warehousing, and manufacturing environments. Units have been deployed across North America, in Canada, the US and Mexico. In fiscal year 2025, Titan broadened our addressable AMR market beyond the hospitality space. We have also continued to improve upon the platform, adding additional sensors to improve navigation and obstacle avoidance in highly complex environments. We are continuing to add additional products to the Titan line as we see a significant expansion opportunity in large industrial manufacturing operations, driven by growing customer demand for automation and increased focus on supply-chain resilience.

DUST-E is our autonomous commercial cleaning robot product line that features two distinct models: the S and the MX models.

The S model is designed for medium sized environments under 100,000 square feet. The primary use case for the S is in open commercial spaces such as lobbies of hotels and more challenging surfaces such as those of restaurants where there may be food debris and spills. The S utilizes a high-power vacuum and multi-roller system designed to support efficient one-pass cleaning performance The S comes with many integrated features, including an automatic charging station, scheduled cleaning functions and high-precision localization that brings down the wall gap to approximately three centimeters.

Future models are expected to include an AI-driven categorization system that adjusts the cleaning routine according to the type and intensity of the soiling being cleaned.

The MX model is our industrial-grade robot capable of cleaning spaces up to 500,000 square feet. Designed with professional cleaning applications, the MX is a floor scrubber tailored to large industrial spaces such as warehouses, factories, large hotel floors, event spaces, schools and universities and department stores. The MX comes in a variety of configurations that accommodate different floor types from bare concrete to more sensitive flooring materials including vinyl tile surfaces Designed for heavy-duty cleaning, the MX comes with a 30-gallon water tank, weighs over 600 pounds and provides a brush pressure of 13.2g/cm2.

Dex is Richtech’s next-generation industrial humanoid robot designed for real-world manufacturing, logistics and material-handling environments. Building on years of experience in deploying robotic platforms, Dex combines the mobility of an autonomous robot with the dexterity of dual robotic arms, creating a versatile solution for industrial automation.

Unlike traditional humanoid designs that prioritize form over function, Dex employs a wheeled base to deliver practical stability, energy efficiency and uptime on factory and warehouse floors. This is designed to enable the robot to navigate safely in shared human environments while performing complex manipulation tasks such as part handling, machine tending, quality inspection and packaging.

At its core, Dex is powered by the latest NVIDIA Jetson Thor module, enabling advanced AI capabilities for real-time perception, motion planning and decision-making. Through our internal AI data training pipeline, Dex learns tasks in simulation before refining its performance in the physical world, accelerating deployment and improving reliability. Its modular architecture supports a range of end-effectors and can evolve over time through over-the-air software updates.

Dex represents the Company’s strategic expansion into humanoid automation, bridging the gap between fixed industrial arms and mobile AMRs. Designed for scalability, safety and integration with existing workflows, we believe Dex provides manufacturers and logistics operators with a tangible path to automation that enhances workforce productivity without replacing human expertise. Dex is expected to be officially launched in early 2026.

Data Services

Under the Data Services pillar, Richtech will be providing data generation services for frontier embodied AI training. We design task environments, operate the robots, collect and standardize the data, and produce high-value datasets that will allow the robots of the future to be smarter, faster, and safer. The addition of Data Services to our product portfolio will support the development of commercial and industrial embodied AI solutions and generate a powerful feedback data loop for foundation-level training to improve general applicability. The existing AI Cloud Platform (ACP) has been incorporated under Data Services and cease to be an independent feature of our business.

Our Industry

The robotics industry’s growth is fueled by existing labor shortages, rising operational costs and increasing adoption of Raas models. Under the RaaS model, the Company provides robotic hardware, AI software, and support services to the end user, and the end user pays monthly over a set contracted term. This offers major benefits to end users as it significantly reduces implementation costs, guarantees warranty and service of the robot, and allows the business to achieve day one ROI. From the Company’s perspective, RaaS accelerates the adoption rate of new technologies, increases the lifetime value of a customer, and provides predictable reoccurring revenue.

Market Opportunities

The primary market for our embodied AI systems lies in business operations where robotics deliver clear advantages in efficiency, reliability, and cost-effectiveness. As labor and material costs continue to rise, organizations are increasingly seeking ways to maintain or expand output using fewer resources. Automation represents a sustainable long-term solution to this challenge, enabling robots to perform essential yet time-consuming tasks at a fraction of the cost of human labor.

Richtech is well-positioned to capitalize on major shifts in the global robotics and automotive sectors. According to a recent report from the market research company Mordor Intelligence, the automotive robotics market is forecasted to exceed $30 billion by 2030, driven by strong adoption of automation in vehicle manufacturing, service and aftermarket operations. Key growth factors include labor shortages, electric-vehicle (“EV”) and autonomous vehicle production demands and an industry-wide focus on efficiency, safety, and quality. Significant opportunities are emerging in retail dealerships, service centers and EV maintenance facilities ––– areas that strongly align with Richtech’s strengths in autonomous robotics, AI development, and deployment capabilities. We are also expanding our presence within the automotive manufacturing sector.

More broadly, the global robotics market is expected to grow from $64.8 billion today to $375.82 billion by 2035, reflecting a robust Compound Annual Growth Rate (CAGR) of 17.33%, according to a June 16, 2025 article by Research and Markets, a marketing research company. Richtech’s extensive experience in service robotics, its growing presence in retail automotive and industrial manufacturing and its deep expertise in embodied AI training positions the company to capitalize on the accelerating adoption of robotic solutions across the economy. enable

Future Growth Opportunities

Over the past year, our transition to primarily selling recurring revenue generating products under the RaaS and data services models have been successful. RaaS agreements constituted the majority of signed contracts generated in fiscal year 2025. Building on this success, Richtech is looking to continue to expand into new markets as well as growing revenue through our existing customer base. Below are the key components of our growth strategy for the next fiscal year:

Expansion of RaaS Products Offerings

In fiscal year 2025, we actively worked to explore new applications for robotics and expand the addressable market for our solutions. For example, we are engaged in discussions with a top 5 dealership group in the U.S. One of these groups is already under a fully executed master services agreement (“MSA”), and we are actively deploying to new locations. There is now clear demand for physical automation within retail automotive, which we believe is due at least in part to our market education efforts over the course of fiscal year 2025.

As this is a brand-new market for robotics, we believe there are ample opportunities for embodied AI solutions to generate value. Currently, our Titan robots are being deployed to perform parts delivery within the service departments of retail dealerships to improve technician service speed and efficiency. The deployment of this product with our growing customer base has provided us with industry-specific insights, which we are using to actively develop additional products that can bring equal or higher value. Given the existing customer base, we anticipate that the scaling of new product deployments will be straightforward, as we leverage our brand recognition and the advantage of robot inter-operability within our customers’ space. The development of new solutions within Richtech’s market verticals will allow us to quickly ramp up robot installations and recurring revenue.

Continued Exploration of Scalable Applications Within New Markets

Beyond large-scale manufacturing and logistics, the broader potential of embodied AI remains largely underdeveloped. This is particularly evident among mid-sized businesses—organizations that are not large enough to justify heavy capital investment in complex automation, yet face real constraints in scaling to meet growing demand. With our proven expertise in designing versatile robotic platforms, Richtech is uniquely positioned to unlock this untapped market and translate the promise of embodied AI into practical, high-value solutions.

We plan to continue investing in scalable applications across underserved sectors, leveraging our experience in AI-driven robotics to establish market position. Our Dex robot exemplifies this philosophy: a practical, value-driven platform designed for broad applicability beyond traditional AMRs and dual-arm systems.

We envision Dex becoming the preferred solution for labor-dependent workflows—efficient, adaptable across industries, inherently scalable and cost-effective.

Addition of Robotic Data Services

The formalization of Data Services as an independent pillar is to underscore the importance of data expertise in the development of embodied AI solutions. The data expertise and market knowledge that Richtech has built up over the years have been the foundation for the success of our robots in the field. We now aim to extend this expertise to partners developing next-generation embodied AI solutions.

Companies will be able to acquire raw standardized real-world robotics operation datasets of joint trajectories, gripper contact manipulations and more. All data is anchored in the United States to reduce regulatory and security risks. Richtech will be providing the physical-world equivalent of a data pipeline for frontier embodied AI training. We design the task environment, operate the robots, collect and standardize the data and produce high-value datasets that will allow the robots of the future to be smarter, faster, and safer.

Through the performance of data services for strategic partners, Richtech is working to establish itself in embodied AI training and expanding its reach within the AI and robotic ecosystem. We are currently working with some of the most cutting-edge AI companies to develop the basic foundation models that will later be used as the basis for generalized robotic solutions. In addition to being a source of revenue growth, we anticipate that providing data services will cement Richtech as a global AI leader and widen technological moats with our competitors.

Global Expansion Across Key Markets

As part of our long-term growth strategy, we are taking steps to pursue expansion into selected international markets. Through a combination of joint ventures, distributor partnerships and direct sales, we hope to build a strong and scalable presence in these select international markets. These initiatives are currently in various stages of planning and discussions, but no formal agreements have been executed yet.

Our Competitive Strengths

We believe we are one of the current leaders in the embodied AI robotics industry for the following reasons:

●	First Mover Advantage: The commercial service robotics market has no clearly defined market leader. Our Matradee robot is one of the earliest restaurant service robots to launch in the U.S. market, and we believe we are recognized by customers and competitors as an established brand in several market verticals. Based on our extensive knowledge of the service robotics industry, we believe ADAM to be one of the earliest commercialized humanoid robots in the U.S. that can be utilized to serve both food and beverages in a real-world environment. As a company on the cutting edge, Richtech is often the trailblazer of new and innovative robotic solutions in previously unexplored markets. Being the pioneer for these new markets presents significant first mover advantages such as brand recognition, market share, thought leadership and economies of scale. In many cases, we believe the deployment of our robotic solutions within a customer’s operations locks out competition due to inter-operability issues between different robot vendors.

●	Deployment Experience and Market Knowledge: The accumulation of experience operating in the U.S. robotics sector gives us an upper hand against new market entrants. Our understanding of market dynamics and operational practices built up over the last several years creates a significant moat between us and our competitors. This knowledge also allows us to be nimble and focus on non-obvious profit centers and verticals. We understand what models work and why they work, allowing our team to build long-term strategic plans with minimized risk. Together with our technological expertise in building and training embodied AI systems, we can execute aggressive expansion plans in nascent markets with relatively low risk.

●	Reliable Technology: Our advanced AI algorithms provide our robots with what we believe is best-in-class reliability and performance. The combination of advanced sensors and redundant obstacle avoidance protocols makes our robots safe and intelligent. With years of deployment and development experience, we have deep confidence in our ability to reliably deploy robots in real, uncontrolled customer environments. Our expertise in training embodied AI models further strengthens our capacity to create robotic solutions tailored to each customer’s workflow. Together, we believe this experience positions Richtech as a market-defining leader in robotic design and deployment.

●	Broad Product Offerings and Synergies: Unlike our competitors that only provide one robot or one type of robot, we have a breadth of robotic solutions to deploy depending on a client’s needs. This is advantageous as we can bring in new customers from a variety of different use cases and encourage customers to consider other robotic solutions, providing a holistic approach to our client’s needs. If a hotel client is having difficulty finding servers for their restaurants, they are most likely also experiencing shortages in cleaning staff, front desk staff, room service staff, cooks, greeters, bartenders etc. Having a variety of products not only provides clients with a one-stop-shop for their service robotic needs, it also demonstrates that we are a reliable resource to consult as they approach the general adoption and implementation of robotic solutions across different parts of their business. A broad product offering also opens opportunities for cross-selling and upselling within the same customer base.

Enterprise Partnerships: We have executed MSAs with market leaders in hospitality, retail, and automotive. Our established partnerships with leading companies in the robotics and AI space are a significant competitive advantage. We expect to continue to cultivate relationships with corporate end users and technology leaders to expand the scope of opportunities and resources available to the company.

●	Business Model: The RaaS model gives Richtech a meaningful competitive advantage by lowering the barriers to adoption and allowing customers to deploy advanced robotics without significant upfront investment. We believe this business model helps us accelerate market penetration, expand our customer base, and ensure predictable long-term revenues. Additionally, continuous data flow from deployed robots enables us to improve performance, anticipate service needs, and deliver higher uptime than competitors relying on traditional sales models. The result is stronger customer retention, higher lifetime value, and a scalable service-driven business that is difficult for new entrants to replicate.

●	Market Coverage: Richtech provides comprehensive deployment and maintenance services across the continental United States, Canada, Mexico, Puerto Rico, and Hawaii. We have several hundred active deployments in the U.S. alone, complemented by additional installations in Canada, Mexico, and Australia. We are also expanding our global footprint. By increasing our geographic reach and total addressable market, we can accelerate business growth and leverage economies of scale—strengthening our competitive position and improving overall operational efficiency.

●	Data Services: Our ability to generate proprietary training datasets to train robotic systems provides a fundamental advantage over competitors that rely on third-party data sources. This capability not only reduces costs for us, but also enables faster, more agile product development and access to highly targeted training data for specific applications. As a result, we continue to build a competitive moat through superior product performance and intellectual property. For a robotics company, the data is as important as the hardware and AI models themselves.

Our Strategies

As a leading provider of embodied AI robotic solutions, we intend to continue expanding the business by developing, manufacturing and deploying novel products that address the growing need for automation across all key target sectors. The key components to our growth strategy include:

●	Growing our commercial organization: We plan to continue to expand our sales teams to increase our coverage across specific target verticals. Currently, we are in the process of expanding sales and fulfillment teams specializing in either commercial or industrial applications. Sales teams shall be guided by specific quantitative KPIs and sales goals aimed at maximizing robot deployment quantities. Support and fulfillment teams will continue to be scaled along with the number of deployments, focused on timely delivery and exceptional customer service.

●

Building deep expertise in robotic data generation and AI training: Deep expertise in robotic data generation and AI training is a strategic imperative. As embodied AI systems become increasingly capable, their performance, reliability and adaptability are determined by the breadth and quality of the data used to train them. With our own data pipelines—from collection to annotation to real world model optimization—we can iterate faster, improve safety and accuracy, and deploy robots that can handle the complex, unstructured environments found across real-world industries.

This data expertise is expected to not only fuel superior product performance but also create a durable competitive edge. It enables the continuous improvement of navigation, manipulation, perception, and decision-making models across our embodied AI platforms. It also allows us to scale new capabilities more efficiently, reduce deployment friction, and rapidly respond to customer needs with AI systems that improve over time. Ultimately, we believe that our data and training positions Richtech as a category-defining player in embodied AI—one able to deliver robots that are more autonomous, more reliable and more valuable to customers across global markets.

●	Establish enterprise partnerships: We plan to continue to place strong emphasis on forming enterprise relationships in all target sectors as well as building relationships with technology partners. We see enterprise adoption as a key marker towards general market adoption. Cultivating partnerships with AI and other industry partners will be essential in monopolizing industry defining opportunities in the embodied AI space.

●	Expanding our R&D team: We intend to continue to invest heavily in the technical development of our data pipeline, AI training workflows, and new and more advanced robots. We are actively adding to our technical teams to accelerate development speed. This will allow our robots to be deployed in ever more complex environments and open additional markets for our solutions.

●	Expansion of Humanoid Products: Dual-arm robotic systems will remain a core strategic focus for the company. The launch of Dex exemplifies Richtech’s commitment to delivering advanced, broadly applicable embodied AI solutions that provide meaningful value in real-world environments. These dual-arm platforms are engineered as versatile AI systems that can be trained to perform customer-specific workflows with a high degree of reliability and precision. By enabling automation in tasks traditionally considered too complex for robotics, they dramatically expand the range of viable applications. We believe that the success of platforms like Dex will unlock an entirely new dimension of capability and impact for embodied AI solutions.

●

Continued Commitment to RaaS: Our transition to a RaaS business model for the majority of our mainstream robot solutions has been successful. The RaaS model offers a more flexible, cost-effective, and scalable solution compared to outright robot purchases, making it the smarter choice for both Richtech and our customers. RaaS creates a predictable, recurring revenue stream rather than relying on sporadic, high-stakes sales cycles. This subscription-based model supports long-term planning, reduces reliance on constantly finding new customers, and fosters lasting customer relationships that drive loyalty and feedback loops for product improvement.

In industries with evolving needs, such automotive dealerships, RaaS aligns exceptionally well with goals of both the customer and the provider, transforming robotics from a one-time transaction into a sustainable and profitable partnership. Through these partnerships, we plan to deepen our understanding of the markets we serve and develop new high-value solutions that are tailored to customer needs. In the long run, we believe this approach will enhance the value of our robotic solutions, enabling us to create an integrated ecosystem that addresses broader business challenges and delivers greater value to our customers.

●	Launch and scale our robotics franchise brand. Our first robotic franchise location opened in early 2025 in Las Vegas for our Clouffee & Tea Robotic restaurant brand. We have identified several additional sites and are preparing to open more stores through a combination of corporate-owned and franchise-operated locations. All restaurant operations will be done through our subsidiary hospitality management company, Alphamax Management. A robotics-based restaurant business aims to address the two biggest challenges facing franchisees of traditional restaurants today, which are labor and quality consistency. This opens the way for a wide variety of scalable businesses based on the ADAM and Scorpion system. We expect the robotic restaurant business will continue to generate recurring revenue. In 2025, Alphamax Management generated approximately $602 thousand in revenue from restaurant operations.

Our Challenges

The challenges the Company currently faces include the following:

●	Market Competition: As with all companies, we face pressure from some competitors in our target markets. This puts pressure on our margins and increases marketing and sales costs. These competitors are listed in the next section.

●	Customer Education and Adoption: AI enabled robotic solutions are still very new to many people, and customers sometimes lack understanding of the products capabilities and must go through a testing process to ensure the robots work for their business. This slows down the sales process of products and bottlenecks revenue.

●	Labor Shortage: Even though we are a robotics company, we are not immune to the labor shortage. It has been challenging to staff certain technical and non-technical positions. Labor has also gotten generally costlier, and the AI space is competitive when it comes to attracting talent.

●	Rising Cost of Raw Materials: Under the current economic and political environment, inflationary pressures are a concern as it is difficult to make reliable projections for the cost of product and components. This means profit margins could vary unexpectedly, requiring constant evaluation of macroeconomic factors into the cost structure of our business.

Competition

The U.S. embodied AI robotics industry is still very new so there are only a limited number of competitors for each of our target markets.

The companies which pose the greatest competitive challenges to us, by product line, are listed below:

●	Matradee

●	Bear Robotics, Inc.: Bear Robotics, based in Redwood City, California, offers the Servi robot. This robot is designed to target the same market as the Matradee. Bear offers the robot to their customers under a RaaS model. We believe the quality and value of our robots is greater than Bear’s.

●	Pudu Technology Inc.: Pudu is robotics company based out of China that manufactures a variety of delivery robots. While Pudu robots are generally cheaper, they only operate in the United States through a distributor network and have no direct customer support or dedicated service network.

●	Titan

●	Pudu Technology Inc.: Pudu is a robotics company based out of China that manufactures a variety of delivery robots. While Pudu robots are generally cheaper, they only operate in the United States through a distributor network and have no direct customer support or service network. While they have a similar robot to Titan, we feel our industry expertise will allow us to compete effectively against them in the markets we compete in.

●	DUST-E

●	Avidbots Corp: Avidbots is a Canadian company that designs and manufactures Neo, which is a functional equivalent of the DUST-E MX. The MX offers similar functionality for over $10,000 less, and lower maintenance costs.

●	Tennant Company: Based in Minnesota, Tennant’s T7 AMR and equivalent robotic ride-on floor scrubbers are direct competitors to the MX. Tennent does not provide smaller cleaning robots limiting their ability to compete with us to only large public and commercial spaces.

●	ADAM and Scorpion

●	Miso Robotics Inc.: Miso Robotics produces a robotic food restaurant automation robot, Flippy. Flippy is primarily designed to perform deep frying in fast food restaurants. ADAM is able to offer a wider array of food and beverage choices to customers while providing a more memorable experience.

●	Cafe X Technologies, Inc.: A Silicon Valley startup, Cafe X is a robotics coffee bar company that has implemented two robotic kiosks inside the San Francisco airport and one inside a museum in Dubai. ADAM can offer a wider array of food and beverage choices to customers while providing a more memorable experience.

●	Dex

●	Tesla, Inc.: Tesla is currently in the process of transforming from an electric car company into a robotics company with its humanoid robot, Optimus. While Tesla has the capital and expertise to develop a competitive humanoid robot, the goal for their robot is very different from ours. While Optimus is being marketed as a generalist robot of the future, Dex is designed to carry out the specific complex industrial workflows that exist today.

●	Figure AI Inc.: As with Tesla, the Figure humanoid robots are designed to be the generalist robots of the future. Dex is designed to carry out the specific complex industrial workflows for end-users today.

Our Operations

The Company is organized in a functional structure with sales, marketing, tech support, customer service, product development, creative design, manufacturing, procurement, accounting, and administration departments. Executive decisions are communicated to department managers to execute. The Chief Executive Officer directly oversees the product development, creative design and administration teams. He also provides directives to other departments and executives as he sees fit. The Chief Operating Officer has primary responsibility over the sales, marketing, tech support and customer service teams as well as the coordination of different departments on large-scale projects. The Chief Financial Officer has primary responsibility for procurement, manufacturing, accounting and investor relations.

Product development teams carry out research and development tasks and are organized according to product category. Each development team is comprised of several engineers linked with a product manager and work closely with the creative design and manufacturing teams. Employees may belong to multiple product development teams at the same time as there is significant technical overlap in AMR development. The development teams are overseen directly by the Chief Financial Officer and are responsible for the ideation, engineering, and testing of new robots.

Customer facing departments which include sales, marketing, tech support and customer service utilize a variety of technology tools to keep clear customer records and respond to customer requests. These tools include Hubspot CRM, Jotform, and Google Workspace.

Internal departments which include procurement, manufacturing and accounting are overseen by the Chief Financial Officer. The manufacturing and procurement departments primary focus is maintaining supply chains and delivery timelines specified by the Chief Financial Officer based on projections made according to sales data. The accounting team processes accounts payables and receivables, audits internal accounting records and generate financial reports.

Our Revenue Model

Historically, the Company generated revenue primarily through product revenue (i.e. outright hardware sales), resulting in immediate revenue and immediate Cost of Revenue recognition. The Company also offers services such as robot event rentals, support and maintenance services, and other services related to our robot products. Services and short-term leases constituted the majority of revenues in fiscal year 2024, and continues to be a large portion of revenue in fiscal year 2025.

In fiscal year 2025, the Company has shifted its focus to building RaaS revenues, which emphasizes long-term relationships and recurring revenue through multi-year contracts. This transition aims to improve customer retention, increase asset lifetime value and build a predictable revenue base.

This strategic change significantly impacts the financial statements in the following ways:

1.	Revenue: Upfront product revenue is reduced.

2.	Assets: The cost of leased robots is capitalized as a long-term asset (Assets held for Lease), not immediately expensed.

3.	Profitability: This results in a materially lower Cost of Revenue and an expanded Gross Margin, as the cost is recognized over the lease term via depreciation instead of immediate Cost of Goods Sold.

Evolution of Sales Model Mix

Our model combines direct product sales with RaaS. The table below illustrates the shift away from being a purely product-driven company over the past two fiscal years:

	Year ended September 30,
	2025	2024	Change

Product Sale	$2,309	$1,357	$952
Leasing/Service/Rental	1,429	2,624	(1,195)
RaaS	692	-	692
Other	615	259	356
Total	$5,045	$4,240	$805

The increase in Product Sale percentage in fiscal 2025 was primarily attributable to non-recurring customer orders for earlier-generation delivery robotic systems, which temporarily increased one-time product sales. Despite this spike, the long-term trend remains focused on increasing recurring revenue. The relative decreases in Leasing/Service/Rental Sale in fiscal year 2025 compared to fiscal year 2024 were primarily attributable to the Company’s strategic focus on expanding its RaaS business model. Organic adoption of recurring arrangements continued to accelerate during fiscal year 2025. While revenue from the RaaS offerings was only formally recognized beginning in fiscal year 2025, resulting in approximately $692 thousand of RaaS revenue for the year, management believes the success of the RaaS model is more appropriately measured by contract origination rather than near-term revenue mix. During fiscal year 2025, the Company secured 55 RaaS contracts, representing significant growth in long-term contract value and future recurring revenue backlog, which aligns with the Company’s core strategic objectives under its RaaS model.

Our Customers

We have a diversified business-to-business (“B2B”) customer base where the clients range from individual mom and pop restaurants to global automotive manufacturers. The majority of our robotic deployments are located in the United States, with additional installations in Canada, Mexico, and Australia. We are also expanding our global footprint through new partnerships in the Middle East and Europe.

Heading into fiscal year 2026, we are focused on executing expansion into additional market sectors with a specific focus on manufacturing and logistics, as well as developing markets where automation has not traditionally been explored. The focus will be on applications where robotic-assisted operations present a very strong ROI equation with low deployment complexity. The goal will be to continue to increase the number of robots deployed under the RaaS model.

Clients come from four main sources: (1) our inbound website and phone line, (2) referrals, (3) paid conventions and (4) outbound sales activity such as via emails, phone calls and LinkedIn.

Customer Services

As a company, we place strong emphasis on providing a positive customer experience for the client and their customers. We provide nationwide installation, shipping, maintenance and warranty services. Shipping and installation are coordinated with the client by our customer service and technician teams. Maintenance services are provided for customers to prolong the longevity of the robots including onsite assistance as needed. Maintenance visits typically encompass an overall health check on the robot, removal of debris and cleaning, edits to mapping or settings, and training of client staff.

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

Customer satisfaction also depends on whether a client is getting a product that is right for them and suits their space. To this end, we have a full in-house design team that provide customers with custom wrap designs, graphical user interfaces (GUIs), creates 3D renderings of buildouts and promotional materials for their staff and customers.

Suppliers (Materials, Products and Other Supplies)

For the fiscal year ended September 30, 2025, our top five suppliers collectively accounted for approximately 65% of our total procurement. We rely on sole-source suppliers for certain critical components, such as batteries and robot arm. We generally do not have long-term supply agreements with these suppliers; instead, components are typically secured on a purchase order basis. This reliance creates risks regarding supply availability and pricing.

Marketing and Sales, Distribution and Logistics

Our sales strategies aim to scale revenue as quickly as possible without relying on high expenditure of capital or human resources. These strategies involve forming relationships, leveraging partner resources and finding the most effective methods to grow revenue. We look to form relationships with companies that have the most connections and resources in each of the target markets. For the restaurant space, this means companies like major food distribution and point-of-sale companies that have a large distributed sales force and a massive customer network in the United States. Hotel and senior living sectors are much more concentrated, so we primarily focus on companies that set industry standards and leverage our success with these companies to promote our brand and products. Second, we build out networks of referral agents, independent sales agents, and distributors that provide high penetration into the market at a local and regional level. Companies that wish to become our distributors or resellers must provide evidence they have the technical know-how and financial capability to effectively represent our brand. Potential distributors are asked to provide evidence of strong sales revenue, adequate technical support capabilities, and a list of customers they will be approaching with our product. Distributors are only certified once we find that their customer base is a good fit for our products and they have the capabilities to represent our brand. Third, we build and retain a professional internal enterprise sales force that is creative, driven, and believes in the mission and values of the company. This sales force is our liaison with our partners and customers, who foster these relationships and build a solid foundation for the company.

We market our products primarily through digital marketing, sales outreach, industry exhibitions, and client referrals. Direct online inquiries are the main source of our leads. Over the last two years, we have exhibited at national conferences such as the Consumer Electronics Show (CES), Nvidia GPU Technology Conference, and National Restaurant Association Convention.

Order processing and logistics is managed internally. We currently have five people on our sales team. The sales team earns a sales commission on top of base salary and bonuses. Orders go through several levels of checks and approval before shipping to ensure standard operating procedures are followed and there is proper inventory tracking. All robots are quality control tested before packaging and leaving our warehouse. We utilize a selection of freight carriers to obtain the best shipping rates. Tracking information and freight costs are uploaded into our internal digital system by the logistics team to ensure this data is readily available when needed.

Research and Development

In fiscal years 2025 and 2024, we spent $2,432 thousand and $2,021 thousand, respectively, on R&D. Our R&D efforts in 2025 primarily focused on developing and testing innovative solutions tailored to various market verticals for our humanoid and AMR robotic platforms. We remain committed to enhancing our competitive edge by creating groundbreaking solutions, advancing at a pace ahead of our competitors, and capturing maximum market share in the emerging service robotics industry.

In 2025, we have continued to upgrade and iteratively develop ADAM. During the development process, we leveraged generative AI technology to optimize efficiency and utilized NVIDIA’s ISAAC simulation training platform to enhance the efficiency of robot installation and deployment in various commercial environments. In addition to ADAM, the dual-arm robot, we have developed a single-arm robot, Scorpion, designed for more compact and lightweight applications compared to ADAM. A mobile platform has been created for Scorpion, enabling its use in various work scenarios such as desktops and vehicles. It also supports real-time low-latency natural language conversations and voice control for seamless interactions with customers.

For delivery robots, we have focused on developing and refining hardware, software features, and workflows to suit specific needs in blue ocean verticals. We continue to work closely with our customers to understand problems from their perspective and develop solutions that maximize the value of our AMRs in their business case.

In 2025, the Company has also focused on the development of AI training capabilities, with a strong focus on generating standardized robotic datasets. These datasets contain real-world robotics operation data of joint trajectories, gripper contact manipulations and more. All data is anchored in the United States to reduce regulatory and security risks.

A major R&D focus in fiscal year 2025 for Richtech has been the development of the Dex robot. Dex builds upon the foundations set by learnings from the development of ADAM and our AMR solutions, marrying intelligent vision AI systems with reliable sensor-based mobility. The potential of Dex is then realized through our proprietary Sim2Real robotic training pipeline that enables reliable real-world operation of robotic solutions through a combination of simulated and real-word training. Dex will continue to be the development priority into fiscal 2026.

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

To better meet the needs of our U.S. customers, we are steadily increasing the proportion of final assembly performed in the United States and are working closely with our Original Equipment Manufacturer (“OEM”) and Original Design Manufacturer (“ODM”) partners to expand U.S.-based production capacity over time. Our manufacturing operations utilize a hybrid production model. Certain components and subassemblies of our products are manufactured and performed by contracted OEM and ODM partners located outside of the United States (primarily in China). In addition, for some of our higher-complexity products, a portion of the production, including final assembly, system integration, and quality testing, is performed in the United States at our facilities in Las Vegas, Nevada.

We identify and contact factories that qualify as potential OEM and ODM partner candidates to discuss the production of prototypes of our products. Factories are qualified by our procurement team using a process similar to how we select suppliers, checking the capabilities, reputation, quality, delivery cycle, and price of these factories. Our product development and procurement teams work with the factory to finalize the Bill of Materials (“BOM”) list and provide technical specifications and other requirements to these factories for the production of several prototypes. These prototypes are then rigorously tested by our development teams and we go through an iterative process to refine the prototypes to make sure they meet our production standards. Both the software and hardware of the robots go through multiple rounds of stress testing, with a final round of testing in a real-world application. Once the prototypes pass internal stress tests, the product is then ready for the mass production stage.

A production schedule is formed around sales projections on a rolling three-month window. These sales projections are assembled by the Chief Operating Officer and sent to the Chief Executive Officer for approval. Once the schedule is approved, the procurement team reviews pricing according to the BOM list, clarifies delivery timelines, signs the purchase contracts, and sends payments. After the production of the product is completed, our procurement team will conduct an on-site quality inspection before the product is packaged and shipped to our warehouse in Las Vegas, NV. Once the product arrives at our warehouse, the technical department will conduct a last round of software and hardware quality control checks. This is to ensure nothing was damaged in shipping and that all elements of the product meet our requirements before delivery to customers.

We are also actively evaluating opportunities to expand our U.S.-based assembly and manufacturing footprint over time, including identifying additional facilities and potential partners, subject to operational needs and economic considerations.

Global Operations

Our business operations are based mainly in the U.S., except for some of our R&D work, which is based in China. We currently employ a team of 20 engineers through a third-party human resource company in China for R&D work. Some of the manufacturing and subassembly of some of our products takes place outside of the U.S. The majority of our ODM and OEM partners are also located in China.

Intellectual Property

We rely on a combination of federal, state, and common law rights, including patent, copyright, trademark, and trade secret laws, to protect our proprietary robotics hardware, software, and brand identity. We currently have five issued U.S. patents and three pending U.S. patent applications. We also maintain five U.S. trademark registrations and have one U.S. trademark applications pending, covering our corporate name and key product marks. In addition, we rely on trade secrets and proprietary know-how, which we protect through confidentiality agreements with employees, contractors, and business partners.

Patents

PATENT NO. / APPLICATION NO.	TITLE	COUNTRY	FILING DATE	STATUS
USD1028047S1	Service Robot	U.S.	November 24, 2021	Issued
US11975656B2	Tray Stabilizer System for Food Delivery Robots	U.S.	December 13, 2021	Issued
USD1039580S1	Vending Machine Assembly For An Autonomous Delivery Robot	U.S.	July 12, 2022	Issued
USD1090655S	Gripper for a Robotic Arm	U.S.	June 24, 2024	Issued
USD1090656S	Gripper for a Robotic Arm	U.S.	June 24, 2024	Issued
29/908,343	Single Arm Robot	U.S.	January 11, 2024	Pending
29/924,731	Powder Mixer	U.S.	January 19, 2024	Pending
29/924,728	Mixer	U.S.	January 19, 2024	Pending

Trademarks

MARK	TYPE	APPLICATION NO.	STATUS	JURISDICTION
RICHTECH ROBOTICS	Logo	97553162	Registered	U.S.
RICHTECH ROBOTICS	Standard Character	97553149	Registered	U.S.
RICHTECH	Logo	90869957 / 87884066	Registered	U.S.
ADAM	Standard Character	97734824	Pending	U.S.
CLOUFFEE & TEA	Logo	98418565	Registered	U.S.
RICHIE	Standard Character	97734917	Registered	U.S.

Employees

As of September 30, 2025, we had 55 full-time employees in the United States and 20 overseas R&D employees. Our overseas R&D personnel, primarily located in China, are engaged through third-party arrangements but are directly managed by the Company. As of September 30, 2025, our U.S. employees were located across multiple states, including approximately 47 employees in Nevada, 2 employees in California, 3 employees in New York, 2 employees in Texas, and one employee in Illinois. We believe that we maintain a good working relationship with our employees and, to date, we have not experienced any labor disputes.

The following table provides a breakdown of our full-time U.S. employees by function as of September 30, 2025:

Function	Number of Employees	% of Total
R&D	27	49%
Tech Support & Customer Service	3	5%
Sales & Marketing	12	22%
Business Operation	5	9%
Administration	8	15%
Total	55

Insurance

We maintain a portfolio of insurance policies from reputable providers that we believe are customary for companies of our size and industry. Our coverage includes Commercial General Liability, Automobile Liability, Umbrella Liability, Workers Compensation, and Property insurance. Additionally, we maintain Directors & Officers liability insurance at levels we believe to be appropriate for our business and public company status.

Material Contracts

On October 16, 2024, Richtech entered into a binding Letter of Intent (the “LOI”) with Ghost Kitchens America. Under the terms of the LOI, the parties agreed to enter into a franchise agreement, pursuant to which the Company will acquire exclusive rights to operate 20 Walmart-located “One Kitchen” restaurants in Arizona, Colorado, and Texas. These restaurants will be directly managed by the Company’s subsidiary, AlphaMax Management LLC, with the aim of optimizing restaurant operations through robotics and AI cloud technology. As of the date of this Report, two locations have been opened, in Rockford, Illinois and Peachtree, Georgia.

On April 10, 2025, we entered into an MSA (the “Automotive MSA”), with a top 5 automotive dealership by revenue and number of dealerships in the United States, under which Richtech would perform work according to Statement(s) of Work (“SOW”). The full launch of the Automotive MSA was subject to the successful completion of the pilot program and approval of the client’s management team, which occurred on August 27, 2025. The Automotive MSA will continue in force as long as one or more SOWs remain in effect and will renew for an additional 12 month period unless either party notices the other party in writing of its intent not to review 30 days prior to the expiration of the term. The Automotive MSA also contains other customary provisions, including intellectual property and confidentiality. As of November 14, 2026, there are 9 active SOWs under the MSA. We expect the number of active SOWs to continue to grow through fiscal year 2026. As of fiscal year 2025, the SOWs under the Automotive MSA total $388,800 in contract value, with $44,098.52 in payments received.

June 24, 2025, Richtech’s joint venture company, Boyu Artificial Intelligence (Beijing) Technology Co., Ltd. (“Boyu”), entered into a Product Sales and Technical Services Agreement (the “Sales Agreement”) with Beijing Kaiwu Tongchuang Technology Development Co., Ltd. (“Purchaser”), pursuant to which Purchaser agreed to purchase approximately $4.2 million of robotic products (to be supplied by the Company), services, software and licensing, including a one-time payment within 15 days of deliver for approximately $1.3 million and annual fees and software licenses in the aggregate amount of approximately $2.9 million over the next 10 years. The Sales Agreement contains customary terms, including, without limitation, delivery and acceptance, liability and dispute resolutions.

On August 21, 2025, we entered into an MSA (the “Retailer MSA”) with one of the world’s largest retailers, pursuant to which the Company shall work on project(s) for the client under additional SOWs. The Retailer MSA has a term of two years and will automatically renew for additional 12 month periods unless either party notices the other party in writing of its intent not to renew 60 days prior to the expiration of the term. The MSA also contains other customary provisions, including intellectual property and confidentiality. On November 24, 2025, we began deploying 16 robotic units according to the first SOW executed under this MSA.

In January 2023, we executed an MSA with a major hotel brand with over 5,000 properties worldwide (the “Hotel MSA”) for purchases of our Matradee L robot.  In September 2022, we entered into an MSA with one of the top casino companies in the United States (the “Gaming MSA”), for the purchase of our Matradee L and other robots. As the Company has pivoted to prioritizing RaaS agreements and long-term recurring revenue streams, we no longer consider the Restaurant MSA and Gaming MSA to be material to the Company’s future performance.

ATM Agreements

On May 16, 2025, we entered into an At The Market Offering Agreement (the “May ATM Agreement”) with Rodman & Renshaw LLC (“Rodman”), H.C. Wainwright & Co., LLC (“Wainwright”), and BTIG, LLC, authorizing the sale of up to $100 million shares of our Class B common stock. The offer and sale of the shares was made pursuant to a shelf registration statement on Form S-3 and the related base prospectus (File No. 333-284779) initially filed by the Company with the SEC, on February 7, 2025, as amended on April 18, 2025 and May 14, 2025, respectively, and declared effective by the SEC on May 15, 2025 (the “May ATM Prospectus”). The Company agreed to pay to Rodman a fixed cash commission rate equal to 3.0% of the gross sales price of any shares sold under the May ATM Agreement. As of September 30, 2025, the Company sold an aggregate of 45,636,983 shares of Class B common stock under the May ATM Agreement, for aggregate proceeds of approximately $100.0 million. The May ATM Agreement was terminated by the Company effective as of September 12, 2025.

On August 28, 2025, we entered into another At The Market Offering Agreement (the “August ATM Agreement”) with Rodman as the lead agent and Wainwright (each of Rodman and Wainwright individually, an “Agent” and, collectively, the “Agents”), pursuant to which and the May ATM Prospectus, the Company may offer and sell, from time to time through or to Rodman or such other Agent selected by Rodman (the “Designated Agent”), as sales agent and/or principal, shares of our Class B common stock, having an aggregate offering price of up to $100 million.

The offer and sale of the shares was made pursuant to the May ATM Prospectus, as supplemented by the related prospectus supplement filed by the Company with the SEC on August 28, 2025 (the “August ATM Prospectus”).

Pursuant to the August ATM Agreement, the Designated Agent may sell the shares by any method permitted by law deemed to be an “at the market offering” as defined in Rule 415 of the Securities Act of 1933, as amended (the “Securities Act”), including without limitation sales made directly on or through The Nasdaq Stock Market LLC (“Nasdaq”), or any other existing trading market in the United States for Class B common stock, sales made to or through a market maker other than on an exchange or otherwise, directly to the Designated Agent as principal, in negotiated transactions at market prices prevailing at the time of sale or at prices related to such prevailing market prices and/or in any other method permitted by law. The Designated Agent is not required to sell any number or dollar amount of the shares but will use commercially reasonable efforts consistent with the customary market practices for similar transactions and in compliance with applicable laws and regulations to sell the shares pursuant to the August ATM Agreement from time to time, based upon instructions from the Company, including any price or size limits or other customary parameters or conditions the Company may impose. The Company is not obligated to make any sales of the shares under the August ATM Agreement. The offering of shares pursuant to the August ATM Agreement and the August ATM Prospectus will terminate upon the earliest of (a) the sale of all of the shares subject to the August ATM Prospectus and (b) the termination of the August ATM Agreement by the Company or each Agent (solely with respect to such terminating Agent), as permitted therein.

The Company agreed to pay to Rodman a fixed cash commission rate equal to 3.0% of the gross sales price of any shares sold under the August ATM Agreement. As of September 30, 2025, the Company sold an aggregate of 21,439,157 shares of Class B common stock under the August ATM Agreement, for aggregate proceeds of approximately $98.4 million.

The August ATM Agreement also provides that Rodman shall act as our exclusive and sole sales agent for each and every at-the-market program (or facility), current or subsequent, to be established and/or used by us during the twelve (12) month period commencing on May 16, 2025. The ATM Agreement also contains customary representations and warranties and conditions to the sale of the shares pursuant thereto.

On September 23, 2025, we entered into an additional At The Market Offering Agreement with the Agents (the “September ATM Agreement”), pursuant to which the Company may offer and sell, from time to time through or to Rodman or such other Agent selected by Rodman, as sales agent and/or principal, shares of our Class B common stock having an aggregate offering price of up to $1,000,000,000. The offer and sale of the shares are being made pursuant to an automatic shelf registration statement on Form S-3ASR and the related base prospectus and accompanying prospectus dated September 24, 2025 (File No. 333-290477), which became effective upon filing on September 24, 2025 (the “September ATM Prospectus”). The terms of the September ATM Agreement, including the method of sale and the 3.0% fixed cash commission rate, are substantially consistent with those of the August ATM Agreement. Pursuant to the September ATM Agreement, the Company and Rodman further established a new twelve (12) month exclusivity period for any current or subsequent at-the-market program, which commenced on September 23, 2025. As of September 30, 2025, the Company sold an aggregate of 6,282,472 shares of Class B common stock under the September ATM Agreement, for aggregate proceeds of approximately $26.8 million.

The foregoing description of each of the August ATM Agreement and the September ATM Agreement is not complete and is qualified in its entirety by reference to the full text of such agreements, copies of which are filed herewith as Exhibit 10.17 and Exhibit 10.18, respectively, to this Report and are incorporated herein by reference herein.

Inducement Warrants

On February 10, 2025, the Company entered into a warrant exercise inducement offer letter (the “Inducement Letter”) with a holder (the “Holder”) of its existing common stock warrants exercisable for an aggregate of 2,699,797 shares of its Class B common stock (collectively, the “Existing Warrants”), to exercise its Existing Warrants at the existing exercise price of $1.35 per share, in exchange for the Company’s agreement to issue new common stock warrants to purchase 2,699,797 shares of Class B common stock at an exercise price per share of $4.00 (the “Inducement Warrants”). The aggregate gross proceeds from the exercise of the Existing Warrants were approximately $3,644,726, before deducting financial advisory fees. In consideration for the immediate exercise of the Existing Warrants for cash, the Holder received the Inducement Warrants in a private placement. The Inducement Warrants have an exercise price of $4.00 per share, are immediately exercisable and will be exercisable for five years from the date of issuance.

Property Purchase and Sale Agreement

On April 8, 2025 (the “Effective Date”), the Company entered into an agreement (the “Purchase and Sale Agreement”) with L & R Investment LLC, a Utah limited liability company (the “Seller”), with respect to the purchase of a parcel of land of approximately 20,000 square feet located at 2975 Lincoln Road, Las Vegas, Nevada 89115 (the “Property”). This Property will serve as the Company’s new headquarters. The purchase price of the Property was $4,100,000.00, inclusive of a $50,000.00 earnest money payment (the “Earnest Money”). On May 15, 2025, the Company completed the purchase of the Property as contemplated in the Purchase and Sale Agreement and relocated its headquarters to the Property.

The foregoing description of the Purchase and Sale Agreement is not complete and is qualified in its entirety by reference to the full text of the Purchase and Sale Agreement, a copy of which is filed as Exhibit 10.14 to this Report and is incorporated herein by reference.

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

Risks Related to Our Industry and Business

We operate in an emerging market, which makes it difficult to evaluate our business and prospects. If markets for service robotics develop more slowly than we expect, or long-term end-customer adoption rates and demand are slower than we expect, our operating results and growth prospects could be harmed.

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

Our product offerings compete in a broad competitive landscape that includes incumbent actors, and emerging players in the service robotics space, particularly in the cleaning and indoor delivery automation. Our competitor base may develop new technologies or products that provide superior features or are less expensive than our products. Our competitors may respond more quickly to new or emerging technologies, undertake more extensive marketing campaigns, have greater financial, marketing, manufacturing and other resources than we do, or may be more successful in attracting potential customers, employees and strategic partners. If we are not able to compete effectively, our business, prospects, financial condition, and operating results will be negatively impacted.

Our business plans require a significant amount of capital. Future capital needs may require us to sell additional equity or debt securities that may dilute its stockholders.

While we are near profitability today, we intend to expand operations outside the United States and continue to invest in the research and development of our products We anticipate that we will continue to incur expenses for the foreseeable future as we continue to advance our products and services, expand our corporate infrastructure, including the costs associated with being a public company and further our research and development initiatives for our products. We are subject to all of the risks typically related to the development of robotics, and we may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business. Until we can generate a sufficient amount of revenue from the commercialization of our products and services, if ever, we expect to finance our future cash needs through public or private equity or debt financings, third-party (including government) funding and marketing and distribution arrangements, as well as other collaborations, strategic alliances and licensing arrangements, or any combination of these approaches.

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

Some of our products incorporate certain components from sole source suppliers, and if our contract manufacturers are unable to source these components on a timely basis, due to fabrication capacity issues or other material supply constraints, or if there are interruptions in our, or our contract manufacturers’, relationships with these third-party suppliers, we may not be able to deliver our products to our distributors and customers, which may adversely impact our business.

We depend on sole source suppliers for certain components in our products, such as batteries and robotic arm. We have strategically chosen to sole source some of our supplies in order to ensure the best quality at the best prices. While we believe none of our sole source suppliers are irreplaceable and that our business is not substantially dependent on any one supplier, a small degree of risk may still exist in terms of cost and delay involved in switching to new suppliers. For example, these sole source suppliers could be constrained by fabrication capacity issues or material supply issues, stop producing such components, cease operations or be acquired by, or enter into exclusive arrangements with, our competitors or other companies. In many cases, we do not have long-term supply agreements with these suppliers. Instead, our contract manufacturers typically purchase the components required to manufacture our products on a purchase order basis. As a result, most of these suppliers can stop selling to us at any time, requiring us to find another source, or can raise their prices, which could impact our gross margins. Any such interruption or delay may force us to seek similar components from alternative sources, which may cause a delay in our product shipments. In the event we are unable to procure components from our current supplier, we may switch to a different supplier and our products can be redesigned to work with different components. Such redesign may involve engineering changes and time and effort, which may cause delays in shipment of our products and adversely affect our operating results. We plan to continue to diversify our suppliers and implement contingency plans in order to minimize any potential supply disruptions.

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

Our future success depends in part on recruiting and retaining key personnel and if we fail to do so, it may be more difficult for us to execute our business strategy. We may need to hire additional qualified personnel to effectively implement our strategic plan, and if we are unable to attract and retain highly qualified employees, we may not be able to continue to grow our business.

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

The Company’s business can be impacted by political events, trade and other international disputes, geopolitical tensions, conflicts, and other business interruptions.

Political events, trade restrictions, tariffs, international disputes, geopolitical tensions, armed conflict, and other business disruptions may have a material adverse effect on the Company and its customers, employees, suppliers, contract manufacturers, logistics providers, distributors, and other channel partners. A significant portion of the Company’s operations depends on the importation of manufactured components from China. Heightened geopolitical tensions, tariffs and other trade disputes between the United States and China could adversely impact component availability, manufacturing capacity, procurement costs, and delivery timelines for the Company’s robotic products. In the event of an armed conflict involving China or a material escalation of trade restrictions or tariffs, trade between the United States and China could be severely limited or suspended, which could prevent the Company from delivering products to customers for a prolonged period or indefinitely if suitable alternative suppliers are not available. Any such disruption to international trade could result in substantial recovery time, increased operating costs to reestablish supply chains, and the loss of significant sales.

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

We have identified a material weakness in our internal control over financial reporting as of September 30, 2025. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.

We have identified a material weakness in our internal controls over financial reporting as of September 30, 2025 relating to the design and consistent operation of certain entity-level and process-level controls supporting complex accounting judgments and transaction processing. These controls support, among other areas, inventory accounting, revenue recognition, investments, intangible assets, and certain payroll-related processes. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented, or detected and corrected on a timely basis.

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

As of September 30, 2025, we had $18,694 thousand U.S. federal net operating loss carryforwards. Under legislation enacted in 2017, informally titled the Tax Cuts and Jobs Act (the “TCJA”) as modified in 2020 by the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), unused U.S. federal net operating losses generated in tax years beginning after December 31, 2017, will not expire and may be carried forward indefinitely, but the deductibility of such federal net operating loss carryforwards in taxable years beginning after December 31, 2020, is limited to 80% of taxable income. It is uncertain if and to what extent various states will conform to the TCJA or the CARES Act. In addition, our ability to utilize any federal net operating loss carryforwards may be limited under Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”). The limitations apply if we experience an “ownership change,” which is generally defined as a greater than 50 percentage point change (by value) in the ownership of our equity by certain stockholders or groups of stockholders over a rolling three-year period. Similar provisions of state tax law may also apply to limit the use of any state net operating loss carryforwards. We have not yet completed a Section 382 analysis, and therefore, there can be no assurances that any previously experienced ownership changes have not materially limited our utilization of affected net operating loss carryforwards. Future changes in our stock ownership, which may be outside of our control, may trigger an ownership change that materially impacts our ability to utilize any pre-change net operating loss carryforwards. In addition, there may be periods during which the use of net operating loss carryforwards is suspended or otherwise limited.

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

The market price and trading volume of our Class B common stock has fluctuated widely. During the fiscal year of 2025, the trading price of our Class B common stock has fluctuated from an intra-day high of $7.43 on October 7, 2025 to an intra-day low of $0.52 on November 15, 2024.

The market price of our Class B common stock is affected by a variety of factors, including but not limited to:

●	analyst reports or short seller reports that may be published about our company or our industry;

●	our ability to execute our anticipated business plans and strategy;

●	actual or anticipated fluctuations in our quarterly or annual operating results;

●	our ability to obtain additional capital which will be necessary to continue our business and operations;

●	changes in financial or operational estimates or projections;

●	changes in the economic performance or market valuations of companies similar to ours;

●	the impact of pandemics, inflation, war, other hostilities and other disruptive events on our business or that of our customers, partners, and supply chain or on the global economy; and

●	our ability to comply with the continued listing requirements of Nasdaq and maintain our listing on Nasdaq.

In addition, the trading price and trading volume of our Class B common stock has at certain other times in the past exhibited, and may continue to exhibit, extreme volatility, including within a single trading day. Such volatility could cause purchasers of our Class B common stock to incur substantial losses. For example, on July 22, 2024, the trading price of our Class B common stock ranged from an intra-day high of $2.59 to an intra-day low of $1.31, on trading volume of approximately 100 million shares, and on August 7, 2024, the trading price of our Class B common stock ranged from an intra-day high of $0.728 to an intra-day low of $0.5413, on trading volume of approximately 188 million shares. With respect to certain such instances of trading volatility, we are not aware of any material changes in our financial condition or results of operations that would explain such price volatility or trading volume, which we believe reflect market and trading dynamics unrelated to our operating business or prospects and outside of our control. We are thus unable to predict when such instances of trading volatility will occur or how long such dynamics may last. Under these circumstances, we would caution you against investing in our Class B common stock unless you are prepared to incur the risk of incurring substantial losses.

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

Our Class B common stock has one (1) vote per share, and our Class A common stock has ten (10) votes per share. Our issued and outstanding share capital consisted of 39,934,846 shares of Class A common stock and 175,161,127 shares of Class B common stock as of January 20, 2026. Our Chief Executive Officer and co-founder, Zhenwu Huang, and our Chief Financial Officer and co-founder, Zhenqiang Huang, beneficially own an aggregate of approximately 66% of the voting power of our outstanding shares of common stock as of January 20, 2026, and as such, these stockholders, individually or together, may be able to significantly influence matters submitted to our stockholders for approval, including the election of directors, amendments of our articles of incorporation, as amended, and any merger or other major corporate transactions that require stockholder approval. See “ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.” Our existing stockholders, including Zhenwu Huang and Zhenqiang Huang, individually or together, may vote in a way with which you disagree and which may be adverse to your interests. This concentrated voting power may, by changing the directors of the Company, have the ultimate effect of delaying, preventing or deterring a change in control of our Company, could deprive our stockholders of an opportunity to receive a premium for their shares of common stock as part of a sale of our company and might ultimately materially and adversely affect the market price of our Class B common stock.

Future transfers by the holders of shares of Class A common stock may result in those shares converting into shares of Class B common stock. Each share of Class A common stock is convertible into one share of Class B common stock at any time at the option of the holder, but Class B common stock shall not be convertible into Class A common stock under any circumstances. However, as long as at least 17,516,113 shares of Class A common stock remain outstanding, and without giving effect to any future issuances, the holders of our Class A common stock will hold a majority of the outstanding voting power and will continue to control the outcome of matters submitted to stockholders’ approval. Our second amended and restated articles of incorporation will generally not prohibit us from issuing additional shares of Class A common stock, and any future issuance of shares of Class A common stock may be dilutive to holders of Class B common stock.

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

ITEM 1B. Unresolved Staff Comments

Not Applicable

ITEM 1C. Cybersecurity

Cybersecurity Risk Management and Strategy

Our Company has a dedicated internal IT specialists with cybersecurity engineers who oversee various aspects of cybersecurity. These engineers specialize in different areas, including ensuring security during product development, particularly in the domains of cloud management platforms and network interactions, as well as managing cybersecurity for daily office communications.

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

The responsibility for assessing and managing cybersecurity risks within the Company lies with the managers of the R&D department and the IT specialists. Both individuals possess relevant expertise in their respective fields, ensuring a high level of competence in identifying and mitigating cybersecurity risks. Their duties include monitoring potential threats, implementing security protocols, and responding to incidents to safeguard company assets and operations.

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

ITEM 2. Properties

Our strategy regarding facilities is to maintain flexibility while ensuring adequate space to support our growing operational and public company infrastructure. Our principal facilities consist of corporate headquarters, research and development space, and limited retail space, primarily located in Las Vegas, Nevada, as further described below.

Corporate Facilities and Headquarters

During the fiscal year ended September 30, 2025, we completed a significant transaction related to our corporate headquarters, transitioning from a purely leased model to a hybrid ownership model.

Owned Facility (New Headquarters): In April 2025, we purchased an office building located at 2975 Lincoln Rd, Las Vegas, Nevada 89115. This acquisition was completed to accommodate the Company’s expanded infrastructure requirements resulting from its transition to a public company and the growth of its administrative and R&D functions. This owned property serves as the primary corporate headquarters and is recorded as Property, Plant, and Equipment on the consolidated balance sheet.

Leased Facility (Prior Headquarters): We continue to lease office facilities located at 4175 Cameron St, Ste 1 & 2 & A1 & A2 & C & 5, Las Vegas, NV 89103. This facility, comprising 15,792 square feet, continues to be leased under a non-cancelable operating lease agreement, with the current term expiring on August 31, 2027. This space is currently utilized for dedicated R&D laboratory space and overflow administrative support, enabling the Company to maintain aggressive development timelines outside of the new corporate environment. The annual rent for fiscal 2025 for this remaining leased space was $268,277.71.

Retail and Other Leased Facilities

Clouffee and Tea Retail Lease: On October 4, 2024, the Company entered into a new lease agreement for retail space at Space No. B187 in Town Square Las Vegas, 6587 Las Vegas Boulevard South, Las Vegas, Nevada 89119. This location operates under the name “Clouffee and Tea.” The lease has a term of five (5) years and encompasses approximately 1,000 square feet. The store opened in late January 2025, which was also the rental lease commencement date.

The following table sets forth information as to the real property currently leased by us:

Lessor	Lessee	Location	Area (Square Feet)	Annual Rent FY2025	Current Term Expires	Use
Cameron Industrial Park, LLC	Richtech Robotics Inc.	4175 Cameron St, Ste 1 & 2 & A1 &A2 & C & 5, Las Vegas, NV 89103	15,792	$268,277.71	August 31, 2027	R&D
SRMF Town Square Owner LLC	Alphamax Management LLC	6587 Las Vegas Blvd South B187, Las Vegas, Nevada 89119	1,000	33,333.33	January 31, 2030	Store

ITEM 3. Legal Proceedings

From time to time, we may be subject to legal proceedings, investigations and claims incidental to the conduct of our business. As of September 30, 2025, other than as set forth below, we are not a party to, nor are we aware of, any legal proceedings, investigations or claims which, in the opinion of our management, are likely to have a material adverse effect on our business, financial condition or results of operations.

On June 2, 2025, a civil action was filed against the Company and certain of its officers in the Supreme Court of the State of New York, County of Kings (Index No. 517888/2025). The complaint asserts claims for breach of contract, breach of express and implied warranties, fraud, and joint venture liability. The plaintiff seeks damages in excess of $600,000, including compensatory and punitive damages. On September 26, 2025, the Company filed a motion to dismiss the case. The Company believes the claims are meritless and is vigorously defending the action. While the outcome of litigation is inherently uncertain, we do not believe this matter will have a material adverse effect on our financial condition, results of operations, or cash flows.

ITEM 4. Mine and Safety Disclosure

Not applicable.

PART II

ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our Class B common stock trades on the Nasdaq Stock Market under the symbol “RR.”

Holders of Record

As of January 9, 2025, we had approximately 9 holders of record of our Class A common stock and 37 holders of record of our Class B common stock.

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

The NRS prescribes the timing of the determinations above depending on the nature and timing of payment of the distribution. For cash dividends paid within 120 days after the date of authorization, the determinations above must be made as of the date the dividend is authorized. When making their determination that a distribution is not prohibited by NRS 78.288, directors may consider:

●	financial statements prepared on the basis of accounting practices that are reasonable in the circumstances;

●	a fair valuation, including, but not limited to, unrealized appreciation and depreciation; and/or

●	any other method that is reasonable in the circumstances.

Securities Authorized for Issuance under Equity Compensation Plan

The following table sets forth information concerning securities authorized under equity compensation plans as of September 30, 2025.

Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of granted restricted stock unit awards outstanding	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	-	$-	-	876,658
Equity compensation plans not approved by security holders	-	-	-	-
	-	$-	-	876,658

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

Overview

We are a robotics company focused on the development of embodied AI systems for manufacturing, retail, hospitality, and other sectors. We develop proprietary hardware and software that employ the latest robotics and AI innovations. Our goal is to deploy robotics at scale in business operations across our target markets.

Key Business Highlights for Fiscal Year 2025

Fiscal year 2025 was a transformative period for us, defined by the accelerated execution of our strategic shift toward a high-margin, recurring revenue business model.

Strategic and Operational Milestones

●	RaaS Contract Acceleration: Successfully secured 55 RaaS contracts, demonstrating strong market adoption of our RaaS model and validating the long-term strategy to build a high-quality, predictable recurring revenue base.

●	Expansion of Hospitality Management Segment (AlphaMax): Launched strategic initiatives under the AlphaMax subsidiary, including deployment of robots in restaurants in partnered with Walmart stores. Twofranchise agreements were secured during the period to kickstart this expansion.

●	New Brand Launch (Clouffee & Tea): Established our first self-owned robotic restaurant brand, Clouffee & Tea, which serves as a scalable franchise blueprint, a live platform for technological testing, and a new growth channel, with the inaugural location opening in Las Vegas in early 2025.

●	Corporate Restructuring and Infrastructure: The Company purchased a new corporate headquarters in Las Vegas, Nevada, optimizing its long-term operational footprint and accommodating organizational growth.

●	New Data Services: We have launched a new suite of services focused on producing robotic training datasets and embodied AI development.

Financial and Capital Milestones

●	Total Revenue Growth: Achieved a 19% increase in total net revenue, rising to $5,045 thousand for fiscal year 2025, despite the short-term revenue impact caused by the strategic shift to the RaaS model.

●	Gross Margin Expansion: Drove significant margin improvement with a 21.65% increase in Gross Profit, driven by our shift from one-time hardware sales to leasing and recurring revenue. Under the model, robots are recognized as long-lived assets and depreciated over the lease term, resulting in a structurally higher gross margin profile compared to the traditional one-time sale model.

●	Balance Sheet Strengthening (Subsequent Event): Subsequent to September 30, 2025, the Company successfully utilized its At-The-Market (“ATM”) offering program to raise $71.6 million in gross proceeds, substantially strengthening our liquidity and providing capital to accelerate the build-out of the RaaS asset fleet. A portion of these proceeds was generated through a direct sale of shares to a large institutional investor under the ATM program.

●	Deleveraging and Cost Optimization: Executed decisive corporate finance activities, resulting in an 89.1% reduction in net interest expenses, primarily through the pay-down and conversion of high-interest debt, significantly improving the Company’s structural cost of capital.

●	Continued Investment in Research and Development: Richtech Robotics remains dedicated to innovation and technological advancement, as evidenced by the increase in research and development expenses during fiscal year 2025. These investments are focused on expanding our product portfolio, enhancing existing offerings, and maintaining our competitive edge in the dynamic robotics market.

●	Expansion of Sales and Marketing Efforts: To support the RaaS model and drive customer acquisition, the Company has significantly increased its investment in sales and marketing initiatives. These efforts are crucial for educating potential customers about the benefits of leasing robotics solutions, building brand awareness, and cultivating new customer relationships.

Recent Developments

New Product Launch - Dex Humanoid Robot

October 28, 2025, we announced Dex, our next-generation humanoid robot. Built on the NVIDIA Jetson Thor platform, Dex integrates a comprehensive suite of advanced AI capabilities designed to transform the industrial workforce. With sophisticated perception and manipulation abilities, Dex can interact with and operate in real-world environments, enabling it to perform tasks once considered too complex to automate.

Dex is expected to be deployment-ready for industrial applications by mid-2026, and we anticipate that it will become a significant driver of the company’s future growth.

R&D Collaboration

Subsequent to September 30, 2025, we entered into a non-commercial technology collaboration agreement with Microsoft Corporation through the Microsoft AI Co-Innovation Lab to support the evaluation and development of certain artificial intelligence workflows.

Subsequent Capital Raise – At-The-Market Offering

Subsequent to September 30, 2025, we utilized our at-the-market offering program (the “September ATM”) to issue and sell an aggregate of 15,156,685 shares of Class B common stock, receiving aggregate gross proceeds of $71,622,886.31. A portion of such proceeds was generated through a direct sale of shares to a large institutional investor under the September ATM. We intend to use the proceeds to accelerate the build-out of our RaaS asset fleet.

Charter Amendment

On November 10, 2025, we filed an Articles of Amendment to our Articles of Incorporation, as amended, with the Nevada Secretary of State to effect an increase the number of shares of Class B common stock that we are authorized to issue from 200,000,000 to 1,000,000,000, effective upon filing.

Factors and Trends Affecting Our Business and Results of Operations

The following trends and uncertainties either affected our financial performance historically or are likely to impact our results of operations in the future:

●	As our robotic products’ market potential is seen by others, more competitors could enter the market, which may lead to price competition and a decline in profit margins;

●	A recession could lead to a decline in customer demand in our robotic products and services;

●	Some of the products are currently assembled by suppliers in China, which may delay the supply if they are affected by international shipping, epidemic, geopolitical conflicts and other factors;

●	We anticipate that our general and administrative expenses will continue to increase in the future as a result of increased costs associated with being a public company. These increases will likely include increased costs related to the hiring of additional personnel and fees to outside consultants, attorneys, and accountants, and personnel-related stock-based compensation costs, among other expenses, and, in the case of public company-related expenses, services associated with strengthening our internal control over financial reporting, maintaining compliance with Nasdaq listing and SEC reporting requirements, director and officer liability insurance costs, and investor and public relations costs, among other expenses.

●	Inflationary pressures are also a concern as it is difficult to make reliable projections for the cost of components. This means profit margins could be affected, and our pricing would need to re-evaluated on a regular basis.

Comparison of the fiscal years ended September 30, 2025 and 2024

The following table summarizes our results of operations (in thousands) for the fiscal years ended September 30, 2025 and 2024, together with the dollar change in those items from period to period:

	Year ended September 30,
	2025	2024	Change
Revenue, net	$5,045	$4,240	$805
Cost of revenue, net	1,756	1,520	236
Gross profit	3,289	2,720	569

Operating expenses:
Research and development	2,432	2,021	411
Sales and marketing	1,262	1,315	(53)
General and administrative	17,539	6,457	11,082
Total operating expenses	21,233	9,793	11,440
Loss from operations	(17,944)	(7,073)	(10,871)
Non-operating income(expense):
Investment Income	2,177	13	2,164
Interest expenses, net	(83)	(762)	679
Total other expenses	2,094	(749)	2,843
Loss before income tax expense	(15,850)	(7,822)	(8,028)
Income tax benefit/(expense)	(12)	(318)	306
Net loss	(15,862)	(8,140)	(7,722)
Less: Net loss Attributable to Non-Controlling Interest	(108)	-	(108)
Net loss	$(15,754)	$(8,140)	$(7,614)

Revenue

Revenue, net, increased by $805 thousand, or approximately 19.0%, from $4,240 thousand for the year ended September 30, 2024, to $5,045 thousand for the year ended September 30, 2025.

This significant full-year growth demonstrates the effectiveness of our ongoing strategic initiatives and indicates a successful ramp-up in the latter half of the fiscal year. This performance is consistent with the anticipated long-term benefits of our strategic shift towards a leasing and recurring revenue model, which is designed to build a more stable and predictable revenue foundation. The overall increase, despite transitional challenges, reflects strong underlying customer demand for our robotics solutions.

The breakdown of revenue is as follows:

	Year ended September 30,
	2025	2024	Change

Product Sale	$2,309	$1,357	$952
Leasing/Service/Rental	1,429	2,624	(1,195)
RaaS	692	-	692
Other	615	259	356
Total	$5,045	$4,240	$805

Business Model Transition and Revenue Recognition

Historically, we generated revenue primarily through Product Revenue (outright hardware sales), resulting in immediate revenue and immediate Cost of Revenue recognition.

During fiscal 2025, the Company fundamentally shifted its approach to emphasize long-term relationships and recurring revenue through leasing and service arrangements.

This strategic change significantly impacts the financial statements:

1.	Revenue: Upfront product revenue is reduced.

2.	Assets: The cost of leased robots is capitalized as a long-term asset (Assets held for Lease), not immediately expensed.

3.	Profitability: This results in a materially lower Cost of Revenue and an expanded Gross Margin, as the cost is recognized over the lease term via depreciation instead of immediate Cost of Goods Sold.

The increase in Product Sale percentage in fiscal 2025 was primarily attributable to occasional, non-recurring customer orders for earlier-generation delivery robotic systems, which temporarily increased one-time product sales. This activity does not reflect a shift in our long-term revenue strategy.

Our long-term focus remains on expanding recurring revenue through service, rental, and leasing arrangements. The relative decreases in Service/Rental Sale and Leasing percentages in fiscal 2025 compared to fiscal 2024 were largely attributable to the impact of these non-recurring product sales and certain prior-year revenue reclassifications. Excluding these items, underlying adoption of recurring arrangements continues to increase.

Detailed Revenue Streams and Recognition

The Company’s revenue is classified into four primary streams:

1. Product Revenue

●	Description: Revenue from traditional, outright sales of hardware where the customer takes ownership.

●	Recognition: Recognized at a point in time (transfer of control, per ASC 606).

●	Impact: The 2025 increase was driven by increased demand for new robot models and strategic inventory management, but the mix will shift away from this stream as the RaaS model matures.

2. Leasing/Service/Rental Revenue

●	Description: Revenue from short-term rentals, maintenance contracts, subscriptions, and installation services.

●	Recognition: Recognized over time or at a point in time, based on contract specifics.

●	Impact: This category reflects the reclassified rental income from 2024. Organic growth is expected to continue as the total installed unit base expands, increasing the high-margin service revenue stream.

3. RaaS Revenue

●	Description: Revenue from long-term operating agreements for the robotics fleet.

●	Recognition: Recognized over the term of the lease agreement.

●	Impact: While showing a reported decrease due to a prior-period reclassification adjustment, this stream represents the primary long-term growth engine. Its accelerated adoption will drive predictable, recurring revenue growth, which is central to our long-term value creation strategy.

4. AlphaMax (Cloutea)

●	Description: Revenue generated from the AlphaMax subsidiary, which operates as a hospitality management company overseeing various cafes and restaurants.

●	Recognition: Recognized according to the performance obligations outlined in the specific management or operating contracts.

●	Impact: This segment contributed $602 thousand in total revenue in 2025. This revenue is non-robotics related, and the performance of this segment is subject to factors impacting the broader hospitality and restaurant industry.

Strategic Initiatives and Growth Channels

The following initiatives demonstrate the Company’s active execution of its long-term growth and franchise model strategy:

Expansion of Robotic Restaurant Locations in Walmart Stores

The Company is actively executing a strategic plan to integrate its robotics technology into high-traffic retail environments through franchise agreements.

On October 17, 2024, the Company announced plans to launch a total of 20 robotic restaurant locations within Walmart stores across the country. This initiative is designed to demonstrate the scalability and reliability of our technology in a demanding, quick-service retail setting, thereby generating both recurring revenue and acting as a high-visibility marketing platform. As of the date of this report, two locations within Walmart stores are currently in operation. We intend to prudently evaluate the performance of these existing locations and, based on operating results, selectively pursue potential collaboration opportunities at additional locations.

Clouffee & Tea Restaurant Brand

Clouffee & Tea is our first self-owned restaurant brand, designed to showcase our robotics-as-a-service model directly to consumers. The concept seamlessly blends innovative robotic technology with a vibrant coffee and tea culture to create an engaging customer experience.

Strategic Purpose:

●	Scalable Franchise Blueprint: The robotic operation presents a uniquely scalable franchise model. Clouffee & Tea will serve as a successful blueprint for integrating robotics into coffee and tea shop operations, which the Company intends to replicate through future franchising efforts.

●	Technological Application and Iteration: Beyond redefining the beverage experience, Clouffee & Tea functions as a dynamic platform for technological application. It allows us to utilize real-world, high-volume scenarios for testing new robotic technologies and iterating on system performance.

●	Revenue Growth Channel: The brand opens an additional revenue channel for the Company. Clouffee & Tea opened its inaugural franchise store in Las Vegas, Nevada, in January 2025, adding another dimension to our growth strategy and enhancing the recurring revenue profile of the AlphaMax segment.

Cost of Revenue

Cost of revenue, net, increased by $236 thousand, or approximately 15.5%, from $1,520 thousand in 2024 to $1,756 thousand in 2025. This increase was driven by an overall increase in net revenue of $805 thousand and significant growth in Product Revenue.

Depreciation of Rental Assets: For the fiscal year ended September 30, 2025, depreciation expense attributable to our RaaS fleet was $79 thousand. We expect this non-cash expense to increase in future periods as our installed base of leased robots expands, creating a predictable cost structure that scales with recurring revenue.We continue to focus on optimizing our manufacturing and supply chain processes to maintain a competitive cost structure.

Gross Profit

Gross profit increased by $569 thousand, or approximately 20.9%, from $2,720 thousand in 2024 to $3,289 thousand in 2025.

The resulting expansion of our gross margin is a direct reflection of the full-year impact of the strategic shift to a RaaS model. By capitalizing the cost of leased assets rather than recognizing them as immediate cost of goods sold, our gross margin profile has significantly improved, leading to a higher gross profit despite the ongoing business model transition.

We anticipate that this trend of improved gross margin will continue as the recurring revenue from our leasing portfolio matures.

Research and Development Expenses

Research and development (R&D) expenses increased by $411 thousand, or approximately 20.3%, from $2,021 thousand in 2024 to $2,432 thousand in 2025. This increased investment demonstrates our commitment to maintaining technological leadership and fueling future growth. The increase is primarily attributable to:

Increased Headcount and Compensation: Higher personnel costs, including the hiring of specialized engineers, data scientists, and AI developers necessary to support complex platform upgrades and new product development like ADAM and TITAN. We also undertook compensation adjustments to ensure retention of key talent in a competitive market.

New Product Development and Platform Upgrades: Significant expenses related to the development and successful launch of the DEX product line and substantial core robotics platform enhancements. This includes costs for prototyping, testing environments, and integration of cutting-edge components.

Technology Licensing and Infrastructure: Increased investment in new R&D equipment, advanced simulation software licenses, and expanded cloud computing services necessary for concurrent and rapid product development cycles. This infrastructure spending is designed to shorten time-to-market for future iterations.

Our sustained R&D investment is critical to maintaining a long-term competitive advantage, driving product innovation, and expanding the functional capabilities of our robotics fleet.

Sales and Marketing Expenses

Sales and marketing (S&M) expenses decreased by $53 thousand, or approximately 4.0%, from $1,315 thousand in 2024 to $1,262 thousand in 2025. This slight decrease, despite an overall increase in net revenue, is primarily the result of:

Strategic Shift Efficiency: A reduced need for high-cost, upfront sales campaigns typically associated with achieving single large product sales. Resources were strategically reallocated to focus on the lower-cost, recurring customer acquisition model required for leasing. The marketing focus shifted from volume-based lead generation to quality, relationship-based lead nurturing.

Marketing Optimization and Digital Focus: Successful optimization of digital marketing channels, yielding better results at a lower cost-per-acquisition. We reduced expenditures on less effective traditional advertising formats while increasing investment in targeted digital platforms and content marketing efforts, resulting in a more efficient spend.

We anticipate S&M expenses to remain relatively stable as a percentage of revenue in the near term as we balance recurring revenue growth with the need for efficient new customer acquisition.

General and Administrative Expenses

General and administrative (G&A) expenses increased dramatically by $11,082 thousand, or approximately 171.6%, from $6,457 thousand in 2024 to $17,539 thousand in 2025. This significant surge is primarily attributed to non-recurring and foundational investments required to transition the Company into a scalable public enterprise:

●	Public Company Readiness and Compliance Costs: The increase primarily reflects incremental legal, audit, and consulting costs associated with ongoing SEC reporting, SOX compliance, and expanded internal control requirements as a public company.

●	Increased D&O Insurance Premiums: We incurred a material increase in premiums for our Directors and Officers (D&O) liability insurance. This increase reflects broader market pricing trends for newly public companies and the necessity of securing higher coverage limits to attract and retain qualified independent directors. We expect these premium costs to remain a recurring component of our operating expenses.

●	Expanded Infrastructure and Staffing: A large portion of the expenditure supported essential corporate infrastructure expansion and personnel scaling. This includes costs related to the purchase of the new corporate headquarters and the subsequent move, which incurred significant one-time expenses for facility build-out, IT integration, and relocation services. Crucially, the increase reflects the necessary expansion of the back-office staff—specifically Finance, Legal, and Human Resources—to support the increased complexity of public reporting and the accelerated growth rate of the business, particularly the compliance demands of the leasing portfolio.

Investment Income

Investment income increased from $13 thousand in fiscal 2024 to $2,177 thousand in fiscal 2025, primarily due to higher average cash and investment balances resulting from funds received through various financing transactions, as discussed in Liquidity and Capital Resources.

Other Income (Expense)

Interest expense, net, decreased from $762 thousand in fiscal 2024 to $83 thousand in fiscal 2025, primarily due to the repayment of outstanding interest-bearing debt during the fiscal year.

Income Tax Benefit/(Expense)

Income tax expense for the year was $12 thousand, compared to an income tax expense of $318 thousand in 2024, this is primarily driven by the removal of deferred tax benefits in 2024, management determined that it is more likely than not that the Company will be unable to realize the benefits of these deductible temporary differences in the future.

Liquidity and Capital Resources

Our primary sources of liquidity are cash and cash equivalents, which consist of cash on hand and short-term investments that are readily convertible to cash. As of September 30, 2025, our cash and cash equivalents totaled $193.6 million. This represents a significant increase from $14.6 million at the end of the prior fiscal year. The substantial increase in our cash position is primarily attributable to the net proceeds of $219.8 million received from issuance of shares of Class B common stock, and the net proceeds of $16.3 million received from the exercise and issuance of warrants. These proceeds significantly strengthened our balance sheet and provided us with financial flexibility to invest in our growth initiatives, including expanding our R&D team, purchase of property and equipment to support our expanding operations. This increase was partially offset by cash used in operating activities, primarily due to our net loss and investments in working capital.

During the fiscal year ended September 30, 2025, the Company raised capital through three at-the-market offering agreements. On May 16, 2025, the Company entered into the May ATM Agreement with Rodman & Renshaw LLC, H.C. Wainwright & Co., LLC, and BTIG, LLC. Under this agreement, the Company issued and sold 45,636,983 shares of Class B common stock, generating gross proceeds of $99,998,023.72. On August 28, 2025, the Company entered into the August ATM Agreement with Rodman & Renshaw LLC and H.C. Wainwright & Co., LLC, which effectively replaced the May ATM Agreement. The Company issued and sold 27,322,000 shares of Class B common stock under this agreement, generating gross proceeds of $99,995,480.96. On September 23, 2025, the Company entered into the September ATM Agreement with Rodman & Renshaw LLC and H.C. Wainwright & Co., LLC for an aggregate offering price of up to $1.0 billion. During the fiscal year ended September 30, 2025, the Company issued and sold 6,282,472 shares under this agreement, generating gross proceeds of $26,773,037.95. For more information on the at-the-market offering agreements, please see “ITEM 1. Business – Material Contracts – ATM Agreements.”

Comparison of the years ended September 30, 2025 and 2024

The following table summarizes our cash flow information (in thousands) for the years ended September 30, 2025 and 2024, together with the dollar change in those items from period to period:

	Year ended September 30,
	2025	2024	Change
Net Cash provided by (used in):
Operating activities	$(9,043)	$(5,060)	(3,983)
Investing activities	$(47,996)	(22,731)	(25,265)
Financing Activities	$236,102	41,923	194,179
Net increase (decrease) in cash	$179,063	$14,132	164,931

Operating Activities

Net cash used in operating activities for the year ended September 30, 2025 was $9,043 thousand, primarily driven by a net loss of $15,754 thousand, partially offset by non-cash charges of $6,043 thousand and a net change in operating assets and liabilities of $668 thousand. Non-cash charges primarily included $2,319 thousand of depreciation and amortization, $2,635 thousand of professional service expenses, and $1,089 thousand of incentive compensation settled in shares of common stock. The cash flow impact from changes in net operating assets and liabilities was mainly driven by an increase in accrued expenses and other payable of $1,280 thousand, which was significantly offset by increases in accounts receivable of $421 thousand, inventory of $232 thousand, and prepaid expenses and other current assets of $396 thousand.

Net cash used in operating activities for the year ended September 30, 2024 was $5,060 thousand, primarily due to a net loss of $8,140 thousand partially offset by increase of $3,080 thousand in net operating assets and liabilities. The cash flow impact from changes in net operating assets and liabilities was primarily driven by decrease in accounts receivable of $4,218 thousand, deferred tax asset of $518 thousand and operating lease liabilities of $202 thousand, partially offset by decreases in accounts payable of $976 thousand, tax payable of $456 thousand, right-of-use asset of $191 thousand and increase in inventory of $326 thousand respectively.

Investing Activities

Net cash used for investing activities was $47,996 thousand for the year ended September 30, 2025, primarily driven by $41,975 thousand on purchase of short-term investments, $5,009 thousand on purchase of property and equipment, and $591 thousand on purchase of intangible assets.

Net cash used for investing activities was $22,731 thousand net cash used for investing activities for year ended September 30, 2024, primarily driven by $15,940 thousand on purchase of short-term investments, $5,470 thousand on purchase of intangible assets, $730 thousand on purchase of long-term investments and $725 thousand on purchase of equipment.

Financing Activities

Net cash provided by financing activities totaled $236,102 thousand for the year ended September 30, 2025, mainly due to $219,808 thousand from issuance of ordinary shares and $16,266 thousand from proceeds from warrants exercise.

Net cash provided by financing activities totaled $41,924 thousand for the year ended September 30, 2024. We received $39,468 thousand from issuance of common stock, which included $9,286 thousand from our initial public offering, received loans with a net balance of $3,102 from third parties, offset by $3,792 payment of loans received from third parties and $238 thousand payment of related party debt.

Contractual Obligations

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

Trend Information

Other than as disclosed elsewhere in this report, we are not aware of any trends, uncertainties, demands, commitments, or events that are reasonably likely to have a material effect on our net revenues, income from continuing operations, profitability, liquidity or capital resources, or that would cause reported financial information not necessarily to be indicative of future operating results or financial condition.

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

ITEM 8. Financial Statements and Supplementary Data

Reference is made to pages F-1 through F-19 comprising a portion of this Report, which are incorporated herein by reference.

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

Management’s Annual Report on Internal Controls over Financial Reporting

Our internal control over financial reporting is a process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer and effected by our Board, management and other personnel, to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets; provide reasonable assurance that transactions are recorded as necessary to permit preparation of our financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with the authorization of our Board and management; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

Under the supervision and participation of our management, including our Chief Executive Officer and Chief Financial Officer (together, the “Certifying Officers”), we evaluated the effectiveness of our internal control over financial reporting based on the framework set forth in Internal Control – Integrated Framework issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the foregoing, our Certifying Officers concluded that our internal controls over financial reporting were not effective as of the end of the fiscal year ended September 30, 2025 due to the material weakness described below. As part of our assessment of the effectiveness of our internal control over financial reporting as of September 30, 2025, management identified a material weakness in the Company’s internal control over financial reporting, primarily related to the design and consistent operation of certain entity-level and process-level controls supporting complex accounting judgments and transaction processing. These controls support, among other areas, inventory accounting, revenue recognition, investments, intangible assets, and certain payroll-related processes.

The material weakness did not result in any material misstatement of the Company’s consolidated financial statements for the periods presented; however, it created a reasonable possibility that a material misstatement would not be prevented or detected on a timely basis.

Management has developed and is implementing a remediation plan to address the identified material weakness. Key elements of the remediation plan include enhancing control design, strengthening review and approval procedures, implementing additional system-based controls, improving documentation standards, and providing additional training and oversight to promote consistent execution of controls. While these remediation efforts are ongoing, management expects to complete testing of the operating effectiveness of the enhanced controls in a future period and therefore has not yet completed sufficient testing to conclude that the material weakness has been fully remediated as of September 30, 2025.

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

Changes in Internal Control over Financial Reporting

Other than as disclosed above, there were no changes in the Company’s internal control over financial reporting during the fiscal year ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 9B. Other Information

During the fiscal quarter ended September 30, 2025, the following Section 16 officers and directors adopted, modified or terminated a “Rule 10b5-1 trading arrangement” (as defined in Item 408 of Regulation S-K of the Exchange Act):

●	Phil Zheng, Chief Operating Officer, adopted a new trading plan on May 25, 2025, which provided for the sale of up to 200,000 shares of Class B common stock, provided that certain conditions are met. The trading plan was effective until December 31, 2025.

ITEM 9C. Disclosure Regarding Foreign Jurisdictions That Prevent Inspections

Not Applicable.

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance

Listed below are the names of the directors and executive officers of the Company, their ages as of the date of this Annual Report, their positions held and the year they commenced service with the Company.

Name	Age	Title
Zhenwu (Wayne) Huang	50	Chief Executive Officer and Director
Zhenqiang (Michael) Huang	47	Chief Financial Officer and Director
Phil Zheng	33	Chief Operating Officer
John Shigley	69	Director
Stephen Markscheid	71	Director
Saul Factor	66	Director

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

Mr. Casella served as our President until December 2, 2025. In connection with his resignation, the Company entered into a separation agreement as filed in our Form 8-K on December 5, 2025. 51

Mr. John Shigley joined our board of directors as an independent director in November 2023. Mr. Shigley is a retired Nevada certified public accountant with over 30 years of executive experience in large casino-hotels. Mr. Shigley has held various positions in finance, marketing and operations, including Chief Financial Officer of Primadonna Resorts (1998 to 2000), President of Caesars Palace (2000 to 2001), Executive Vice President of New York, New York Hotel and Casino in Las Vegas (2002 to 2005), Executive Vice President (2005 to 2011) and Chief Financial Officer (2005 to 2008) of MGM Grand Hotel Las Vegas, President of MGM Vietnam (March 2011 to April 2013), Executive Vice President of MGM Macau (May 2013 to January 2014) and Chief Operating Officer of Gaming for MGM China (January 2014 to February, 2019). Mr. Shigley received his B.S. in Accountancy from Northern Illinois University and spent his early career with a large international certified public accounting firm. We believe that Mr. Shigley’s experience in financial and operational management and his established network in the hospitality industry make him a qualified candidate to serve on our Board.

Mr. Stephen Markscheid joined our board of directors as an independent director in November 2023. Mr. Markscheid has been the Managing Partner of Aerion Capital, a family office, since July 2022. He currently serves as independent non-executive director of six other publicly listed companies: Jinko Solar Inc. (NYSE: JKS), a solar panel manufacturer (since 2010); ConnectM Technology Solutions, Inc. (Nasdaq: CNTM), a technology company (since July 2024); Four Leaf Acquisition Corporation (Nasdaq: FORL), a special purpose acquisition company (since 2023); Charlton Aria Acquisition Corporation (Nasdaq: CHARU), a special purpose acquisition company (since October 2024); Pantages Acquisition Corporation (Nasdaq: PGAC), a special purpose acquisition company (since December 2024); and Starry Sea Acquisition Corporation (Nasdaq: SSEA), a special purpose acquisition company (since August 2025). Mr. Markscheid previously served as a director on numerous public boards including Cenntro Inc. (Nasdaq CENN), an electric vehicle manufacturer from 2023 to 2024, UGE International (XTSX:UGE), a solar installation company from August 2019 to July 2023, Fanhua, Inc. (Nasdaq: FANH), a financial services provider from 2007 to 2024, Kingwisoft Technology Services Ltd. (HKSE: 8295.HK), an information technology company from 2016 to 2024, and several special purpose acquisition companies. He is also a trustee emeritus of Princeton-in-Asia. From 1998 to 2006, he worked for GE Capital. During his time with GE Capital, Mr. Markscheid led GE Capital’s business development activities in China and Asia Pacific, primarily acquisitions and direct investments. Prior to GE Capital, Mr. Markscheid worked with the Boston Consulting Group throughout Asia. He was a banker for ten years in London, Chicago, New York, Hong Kong and Beijing with Chase Manhattan Bank and First National Bank of Chicago. Mr. Markscheid began his career with the US-China Business Council, in Washington D.C. and Beijing. He earned a BA in East Asian Studies from Princeton University in 1976, an MA in international affairs from Johns Hopkins University in 1980, and an MBA from Columbia University in 1991, where he was class valedictorian. We believe that Mr. Markscheid’s extensive experience serving on public boards and working with technology companies makes him a qualified candidate to serve on our Board.

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

Our Advisory Board

We have an Advisory Board comprised of the following individuals:

Name	Age	Title
Yman Vien	65	Advisory Board Nominee
Dr. Lingyun Gu	48	Advisory Board Nominee
Dr. Darryl T. Jenkins	63	Advisory Board Nominee
Michael Roberts	74	Advisory Board Nominee

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

In addition, in accordance with the terms of our second amended and restated articles of incorporation and amended and restated bylaws, our board of directors is divided into three (3) classes with only one class of directors being elected in each year and each class (except for those directors appointed prior to our first annual meeting of stockholders) serving a three-year term. The term of office of the first class of directors, which consists of Stephen Markscheid,who was re-elected at our first annual meeting of stockholders held on September 29, 2025, will expire at our fourth annual meeting of stockholders. The term of office of the second class of directors, which consists of Saul Factor and John Shigley, will expire at the second annual meeting of stockholders. The term of office of the third class of directors, which consists of Zhenwu Huang and Zhenqiang Huang, will expire at the third annual meeting of stockholders. We expect that any additional directorships resulting from an increase in the number of directors will be distributed among the three classes so that, as nearly as possible, each class will consist of one-third of the directors. The division of our board of directors into three classes with staggered three-year terms may delay or prevent a change of our management or a change in control.

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

Board Committees

Our board of directors has established three standing committees - audit, compensation and nominating and corporate governance - each of which operates under a charter that has been approved by our board of directors. Copies of each committee’s charter are posted on the Investor Relations section of our website, which is located at www.richtechrobotics.com. Each committee has the composition and responsibilities described below. Our board of directors may from time to time establish other committees.

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

Our board of directors has determined that John Shigley qualifies as an “audit committee financial expert” within the meaning of applicable SEC regulations and meets the financial sophistication requirements of the Nasdaq Marketplace Rules. In making this determination, our board has considered his extensive financial experience and business background. Both our independent registered public accounting firm and management periodically meet privately with our audit committee.

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

Attendance

There were nine (9) meetings, exclusive of action by unanimous written consent, of the board of directors held during fiscal year 2025. Each of our directors attended all of the meetings of the board of directors held during fiscal year 2025, while such director was a member of the board of directors.

There were four (4) meetings, exclusive of action by unanimous written consent, of the Audit Committee held during fiscal year 2025. Each of the committee members attended all of the meetings of the Audit Committee held during fiscal year 2025 while such committee member served on the Audit Committee.

There was one (1) meeting, exclusive of action by unanimous written consent, of the Compensation Committee held during fiscal year 2025. Each of the committee members attended such meeting of the Compensation Committee held during fiscal year 2024.

There were zero (0) meetings, exclusive of action by unanimous written consent, of the Nominating and Corporate Governance Committee held during fiscal year 2025.

Director Attendance at Annual Meeting of Stockholders

We do not have a formal policy regarding the attendance of our board members at our annual meetings of stockholders, but we expect all directors to make every effort to attend any meeting of stockholders.

Role of Board in Risk Oversight Process

Our co-founder and Chief Executive Officer, Zhenwu (Wayne) Huang, beneficially owns approximately 68% of the voting power of our common stock as of September 30, 2025. Periodically, our board of directors assesses these roles and the board of directors leadership structure to ensure the interests of the Company and our stockholders are best served. Our board of directors has determined that its current leadership structure is appropriate. Zhenwu (Wayne) Huang, as one of our founders and as our Chief Executive Officer, has extensive knowledge of all aspects of the Company, our business and risks.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors, executive officers and ten percent stockholders to file initial reports of ownership and reports of changes in ownership of our common stock with the Commission. Directors, executive officers and ten percent stockholders are also required to furnish us with copies of all Section 16(a) forms that they file. Based solely on our review of such forms furnished to us and written representations from certain reporting persons, we believe that during the year ended September 30, 2025, all reports applicable to our executive officers, directors and greater than 10% beneficial owners were filed in a timely manner in accordance with Section 16(a) of the Exchange Act, except as set forth below:

●	Phil Zheng, Chief Operating Officer, failed to timely file his Form 4 twice.

●	John Shigley, a director, failed to timely file its Form 4 twice.

●	Stephen Markscheid, a director, failed to timely file its Form 4 twice.

●	Saul Factor, a director, failed to timely file its Form 4 twice.

ITEM 11. Executive Compensation

This section discusses the material components of the executive compensation program for our named executive officers for the years ended September 30, 2025 and 2024. Individuals we refer to as our “named executive officers” include our Chief Executive Officer and our two other most highly compensated executive officers whose salary and bonus for services rendered in all capacities exceeded $100,000 during the fiscal year ended September 30, 2025.

Our named executive officers are:

●	Zhenwu (Wayne) Huang	Chief Executive Officer

●	Matthew Casella	President

●	Phil Zheng	Chief Operating Officer

Summary Compensation Table

The following table presents the compensation awarded to or earned by our named executive officers during the fiscal years ended September 30, 2025 and 2024.

Name and Principal Position	Year (FY)	Salary ($)	Bonus ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Zhenwu (Wayne) Huang	2025	126,000		-	-	-	-	126,000
CEO	2024	120,000		-	-	-	-	120,000
Phil Zheng	2025	125,389	-	-	-	-	-	125,389
COO	2024	133,717	-	-	-	-	-	133,717
Matthew Casella[1]	2025	185,000		-	-	-	-	185,000
President	2024	168,654		-	-	-	-	168,654

1.	Matthew Casella resigned on December 2, 2025.

Narrative to Summary Compensation Table

Employment Agreements

For the fiscal year ended September 30, 2025, the Company maintained written employment agreements with its Chief Executive Officer, Chief Financial Officer, Chief Operating Officer and President. These employment agreements set forth the terms and conditions of employment, including compensation, benefits, and certain post-termination obligations. Each agreement provides for paid holidays, health insurance eligibility, and severance benefits, if any, as required by applicable law. Following termination of employment, the executives agreed to refrain from (i) hiring or attempting to hire any current employees of the Company; and (ii) soliciting business from current clients or clients who have retained the Company in the 6-month period immediately preceding the employment termination.

Agreement with Chief Executive Officer

The CEO employment agreement was entered as of July 1, 2016. Initially, the CEO annual base salary was $120,000, and for the fiscal year ended September 30, 2025, the annual base salary for Mr. Zhenwu (Wayne) Huang was $126,000. Upon termination of employment without cause, the Company is required to pay to Mr. Zhenwu (Wayne) Huang an amount as required by the Employment Standards Act 2000 or other such legislation as may be in effect at the time of termination. This payment shall constitute the employee’s entire entitlement arising from said termination. The agreement provides for a non-solicitation period of six (6) months following the termination of employment.

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

On November 20, 2024, Mr. Zheng was granted 200,000 shares of Class B common stock.

Agreement with President

The President employment agreement was entered as of August 15, 2023.The agreement entitles the President to an annual base salary of $100,000. For the fiscal year ended September 30, 2025, the annual base salary for Mr. Casella was $185,000. Under the terms of the agreement, the annual stock option grant will follow a “50+70” plan, where 50,000 shares will be granted as vested stock options after one year of service, and an additional 70,000 shares will be granted based on the completion of annual performance targets. On November 20, 2024, Mr. Casella was granted 60,000 shares of Class B common stock. Upon termination of employment without cause, the Company is required to pay to Mr. Casella an amount as required by the Employment Standards Act 2000 or other such legislation as may be in effect at the time of termination. This payment shall constitute the employee’s entire entitlement arising from said termination. The agreement provides for a non-competition and period of twelve (12) months following the termination of employment and an indefinite non-solicitation restriction.

On December 2, 2025, Matthew Casella resigned from his position of President of the Company, effective immediately. Mr. Casella’s departure was not in connection with any disagreements with the Company. In connection with Mr. Casella’s transition, the Company has entered into a mutual separation agreement (the “Separation Agreement”) with Mr. Casella, pursuant to which the company shall pay Mr. Casella (i) $32,019.23, representing payment for severance, earned personal time off and accrued unpaid salary, (ii) a performance bonus of $35,000, and (iii) 60,000 restricted shares of Class B common stock of the Company. Pursuant to the Separation Agreement, Mr. Casella will continue to serve as a consultant to the Company for a period of twelve (12) months following his separation date, in consideration for which the Company will pay him 50,000 restricted shares of Class B common stock, to be issued in four (4) equal installments on a quarterly basis through December 2026. Further, the Company has waived and released Mr. Casella from any non-competition restrictions contained in prior employment agreements, but Mr. Casella will continue to be subject to other applicable continuing obligations post-employment under his original employment agreement with the Company. The Separation Agreement also contains a mutual release of claims.

Outstanding Equity Awards at Fiscal Year-End Table

The following table summarizes the number of shares of common stock underlying outstanding equity incentive plan awards for each named executive officer as of September 30, 2025.

Name	Number of Securities Underlying Unexercised Options (# exercisable)	Number of Securities Underlying Unexercised Options (# unexercisable)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration Date	Number of shares or units of stock that have not yet vested
Zhenwu (Wayne) Huang CEO	-	-	-	-	-	-
Phil Zheng COO	-	-	-	-	-	-
Matthew Casella President	-	-	-	-	-	-

Incentive Plan

On October 1, 2025, our Board and the holders of a majority of the voting power of the outstanding Class B common stock of the Company adopted resolutions by written consent to approve and adopt the Second Amended and Restated Richtech Robotics Inc. 2023 Stock Option Plan (the “Incentive Plan”), pursuant to the Company’s second amended and restated bylaws and Nevada law. The principal purposes of the Incentive Plan are to: (a) attract and retain the best available personnel for positions of substantial responsibility; (b) provide additional incentive to employees, directors, and consultants; and (c) promote the success of the business of the Company. The following description of the principal terms of the Incentive Plan is a summary of the terms of the Incentive Plan and is qualified in its entirety by the full text of the Incentive Plan.

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

Shares Subject to the Incentive Plan

An aggregate of 6,000,000 shares was initially reserved under the original Incentive Plan. An aggregate of 14,311,215 shares of Class B common stock was reserved for issuance under the amended and restated Incentive Plan (including the 6,000,000 shares originally reserved). Effective as of November 1, 2025, an additional 8,311,215 shares were reserved for issuance under the second amended and restated Incentive Plan. As of September 30, 2025, 876,658 shares remained available for issuance under the Incentive Plan (which amount does not include the additional 8,311,215 shares). If an option should expire or become unexercisable for any reason without having been exercised in full or no shares are issued with respect to an award, the shares underlying that award will again become available for issuance under the Incentive Plan. All of the shares available under the Incentive Plan may be issued upon the exercise of incentive stock options.

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

Director Compensation

Non-employee directors receive annual awards of restricted shares of Class B common stock. In fiscal year 2025, our non-employee directors each received an aggregate of 28,000 shares of our Class B common stock, which vested as described below. Subsequent awards may be adjusted by the compensation committee of the board of directors based on then-current market conditions considering the size of the Company. We will also reimburse our non-employee directors for certain expenses incurred in connection with their duties as directors of the Company.

On November 20, 2024, the Company issued 10,000 shares of its Class B common stock to each of its non-employee directors. These shares were issued at a price of $0.53 per share, reflecting the closing market price on the date of grant, and vested immediately.

On February 17, 2025, the Company granted a total of 18,000 restricted shares of Class B common stock to each of its non-employee directors at a grant date fair value of $2.75 per share. These shares vested in three equal installments of 6,000 shares on February 17, 2025, May 17, 2025, and August 17, 2025. The total value of the stock issued to each director during the fiscal year was $54,800.

The following table shows the compensation paid to our non-employee directors during the year ended September 30, 2025.

Name (1)	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Nonequity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
John Shigley	$-	54,800	-	-	-	-	$54,800
Stephen Markscheid	-	54,800	-	-	-	-	54,800
Saul Factor	-	54,800	-	-	-	-	54,800

(1)	As of September 30, 2025, none of the non-employee directors held any outstanding stock or option awards.

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

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information concerning the ownership of our Class A common stock and Class B common stock as of January 20, 2026, with respect to: (i) each person, or group of affiliated persons, known to us to be the beneficial owner of more than five percent of our Class A common stock and Class B common stock; (ii) each of our directors; (iii) each of our named executive officers; and (iv) all of our current directors and executive officers as a group.

Applicable percentage ownership is based on an aggregate of 215,095,973 shares of our common stock, consisting of (i) 39,934,846 shares of our Class A common stock and (ii) 175,161,127 shares of our Class B common stock outstanding as of January 20, 2026. We have determined beneficial ownership in accordance with the rules of the SEC. These rules generally attribute beneficial ownership of securities to persons who possess sole or shared voting or investment power with respect to such securities. In addition, pursuant to such rules, we deemed outstanding shares of Class B common stock subject to options or warrants held by that person that are currently exercisable or exercisable within 60 days of the date of January 20, 2026. We did not deem such shares outstanding, however, for the purpose of computing the percentage ownership of any other person. Except as indicated by the footnotes below, we believe, based on the information furnished to us, that the beneficial owners named in the table below have sole voting and investment power with respect to all shares of our Class A common stock and Class B common stock that they beneficially own, subject to applicable community property laws.

Name of Beneficial Owner(1)	Shares of Class A Common Stock	Shares of Class B Common Stock	% of Total Voting Power
Executive Officers and Directors
Zhenwu Huang(2)	30,308,000	220,000	52.77%
Zhenqiang Huang(3)	7,892,000	220,000	13.77%
Phil Zheng(4)	-	1,378,000	*
John Shigley(5)	-	52,000	*
Stephen Markscheid(6)	-	52,000	*
Saul Factor(7)	-	52,000	*
All officers and directors as a group (6 individuals)	38,200,000	2,556,000	66.67%
5% Stockholders
N/A

*	Less than 1%

(1)	Unless noted otherwise, the address of all listed stockholder is 2975 Lincoln Rd, Las Vegas, NV 89115. Each of the stockholders listed has sole voting and investment power with respect to the shares beneficially owned by the stockholder unless noted otherwise.

(2)	Includes 400,000 restricted shares of Class B common stock granted by the board of directors on December 4, 2025, which shares vested immediately and which are issuable within 60 days of the date hereof, less 180,000 shares of Class B common stock to be withheld by the Company for tax purposes.

(3)	Includes 400,000 restricted shares of Class B common stock granted by the board of directors on December 4, 2025, which shares vested immediately and which are issuable within 60 days of the date hereof, less 180,000 shares of Class B common stock to be withheld by the Company for tax purposes

(4)	Includes 600,000 restricted shares of Class B common stock granted by the board of directors on December 4, 2025, which shares vested immediately and which will be issued within 60 days of the date hereof, less 222,000 shares of Class B common stock to be withheld by the Company for tax purposes

(5)	Includes 6,000 restricted shares of Class B common stock granted by the board of directors on October 20, 2025, which shares vested immediately and which will be issued within 60 days of the date hereof, and excludes 18,000 shares underlying RSAs that will vest in three equal quarterly installments over the remainder of the fiscal year ending September 30, 2026.

(6)	Includes 6,000 restricted shares of Class B common stock granted by the board of directors on October 20, 2025, which shares vested immediately and which will be issued within 60 days of the date hereof, and excludes 18,000 shares underlying RSAs that will vest in three equal quarterly installments over the remainder of the fiscal year ending September 30, 2026.

(7)	Includes 6,000 restricted shares of Class B common stock granted by the board of directors on October 20, 2025, which shares vested immediately and which will be issued within 60 days of the date hereof, and excludes 18,000 shares underlying RSAs that will vest in three equal quarterly installments over the remainder of the fiscal year ending September 30, 2026.

Changes in Control

None.

ITEM 13. Certain Relationships and Related Transactions, and Director Independence

None.

ITEM 14. Principal Accounting Fees and Services

The following table sets forth the fees billed by our independent accountants, Bush & Associates CPA LLC (“Bush & Associates”) for the years ended September 30, 2025 and 2024.

	Year Ended September 30,
	2025	2024
Audit fees	$100,000	$70,000
Audit-related fees	$20,000	$18,000
Tax fees	$-	$-
All other fees	$-	$-

Audit Fees

Audit fees consist of fees for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Bush & Associates in connection with regulatory filings. The aggregate fees of Bush & Associates for professional services rendered for the audit of our annual financial statements, review of the financial information include in our filings with the SEC for the years ended September 30, 2025 and 2024 totaled approximately $100,000 and $70,000, respectively. The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees

Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. We paid Bush & Associates $20,000 and $18,000 for consultations concerning financial accounting and reporting standards for the years ended September 30, 2025 and 2024, respectively.

Tax Fees

We did not pay Bush & Associates for tax services, planning or advice for the years ended September 30, 2025 and 2024.

All Other Fees

We did not pay Bush & Associates for any other services for the years ended September 30, 2025 and 2024.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of

Richtech Robotics, Inc.

Las Vegas, Nevada

OPINION ON THE FINANCIAL STATEMENTS

We have audited the accompanying consolidated balance sheets of Richtech Robotics, Inc. and Subsidiaries (the “Company”) as of September 30, 2025, and 2024, and the related consolidated statements of operations, equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2025, and 2024, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Richtech Robotics, Inc. is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the entity’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion

CRITICAL AUDIT MATTERS

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

CRITICAL AUDIT MATTER: REVENUE RECOGNITION AND DEFERRED REVENUE

Description of the Matter:

We identified revenue recognition and deferred revenue as critical audit matter. Richtech Robotics, Inc. generates revenue primarily through direct sales of branded robotic products to customers. The Company also generates revenue from Robots-as-a-Service (RaaS). which provide customers with ongoing access to their robotic solutions under long-term contracts. For RaaS agreements, revenue is recognized over time on a monthly basis as the services are provided and the customer benefits from the use of the robotic solutions. The transaction price is typically fixed and allocated evenly across the contract term unless specific usage-based considerations are included. Revenue recognition begins once the robots are installed and operational at the customer's site.

The Company's revenue recognition process involves significant judgment in several areas:

1.	Identifying performance obligations in customer contracts

2.	Determining the timing of control transfer to customers

3.	Measuring and allocating the transaction price

4.	Assessing the probability of collecting consideration from customers

5.	Determining the appropriate period over which to recognize revenue related to RaaS and other subscription or service arrangements and the related classification and measurement of deferred revenue.

Given the complexity of the Company's revenue recognition policy, which adheres to ASC 606, auditing revenue recognition and deferred revenue required extensive audit effort and a high degree of auditor judgment.

How the Critical Audit Matter Was Addressed in the Audit

The audit procedures performed to address this critical audit matter included, among others:

1.	Evaluating the Company's revenue recognition and deferred revenue policy for compliance with ASC 606

2.	Selecting samples of customer contracts from each significant revenue stream, which involved:

a.	Inspecting executed contracts, customer purchase orders, amendments, and related documentation to evaluate management’s identification of performance obligations and the terms that affect revenue recognition.

b.	Evaluating management’s conclusions regarding whether performance obligations are satisfied at a point in time or over time, including the basis for recognizing RaaS and other subscription revenue over the contract term.

c.	Testing the allocation of consideration to multiple performance obligations

d.	Recomputing revenue recognized for sampled contracts and agreeing significant elements to underlying evidence, including delivery documentation, installation or acceptance records, and subsequent cash receipts.

e.	Recalculating deferred revenue balances at the reporting date for sampled contracts.

f.	Comparing the pattern of revenue recognition to contract terms, service schedules, and customer usage or billing data, as applicable.

3.	Performing substantive analytical procedures to identify unusual revenue trends

4.	Assessing the Company's disclosures related to revenue recognition and deferred revenue in the financial statements

Auditor’s Evaluation:

Our procedures included evaluating the Company's revenue recognition and deferred revenue policy for compliance with ASC 606, verifying transactions through inspection of sales contracts and other related documentation, and evaluating management’s conclusions regarding whether performance obligations are satisfied at a point in time or over time. We found that a material weakness relating to its revenue recognition and deferred revenue.

CRITICAL AUDIT MATTER: INTANGIBLE ASSETS ISSUED FOR SHARES VALUATION

Description of the Matter:

Richtech Robotics Inc. issued shares as consideration for certain technology-related and other identifiable intangible assets during the year and recognized those assets at fair value at the acquisition date. The valuation of these intangible assets was a critical audit matter because:

1.	The transaction involved non-cash consideration (equity instruments), requiring management to determine the fair value of the shares issued at the measurement date and to allocate the value to the acquired intangible assets.

2.	The fair value of the intangible assets depended on highly judgmental assumptions, including projected revenues and margins from the related technologies, expected adoption and commercialization timelines, and assumptions about technology life cycles and customer behavior.

3.	These intangible assets are significant to the consolidated financial statements and are subject to impairment or recoverability assessments that involve significant management judgment in estimating future cash flows, selecting appropriate discount rates, and determining other key valuation assumptions such as projected revenue growth, margin expansion, and technology life cycles. Changes in these assumptions could have a material effect on the carrying value of the intangible assets and on the related amortization or impairment charges recognized in the consolidated financial statements.

These matters involved a high degree of auditor judgment and the use of specialists, especially because relatively small changes in the key assumptions could have a significant effect on the recognized amounts of intangible assets, related amortization, and any potential impairment in future periods.

How the Critical Audit Matter Was Addressed in the Audit

The audit procedures performed to address this critical audit matter included, among others:

1.	Evaluating the Company's intangible asset valuation processes, which include the determination of the fair value of the shares issued at the measurement date.

2.	Assessing the appropriateness of management’s valuation methodologies for the intangible assets recognized for share-based consideration, including whether the methods were consistent with the applicable financial reporting framework and with commonly used techniques for technology- and customer-related assets.

3.	Inspecting supporting documentation for the share issuance and the agreed transaction terms and comparing the share price used by management to observable market prices for the company’s shares at or near the measurement date, and considering trading volumes and any relevant market events.

4.	With the assistance of valuation specialists, evaluating the reasonableness of key valuation assumptions for the intangible assets

5.	Assessing whether the estimated useful lives and technological obsolescence assumptions were consistent with contractual terms, expected product life cycles, and industry practices.

Auditor’s Evaluation:

Our procedures supported the reasonableness of management’s valuation of the intangible assets recognized in connection with the issuance of shares and the related disclosures in the financial statements.

/s/ Bush & Associates CPA LLC

We have served as the Company’s auditor since 2023.

Henderson, Nevada

January 20, 2026

PCAOB ID Number 6797

RICHTECH ROBOTICS INC.

Consolidated Balance Sheets

September 30, 2025 and 2024

(In thousands, except share and per share data)

	2025	2024
ASSETS
Current assets:
Cash and cash equivalents	$193,629	$14,566
Short term investment	58,308	15,940
Accounts receivable, (net of allowance for doubtful accounts)	1,780	1,359
Inventory	1,380	1,148
Prepaid expenses and other current assets	429	33
Total current assets	255,526	33,046
Property and equipment, net	5,579	738
Notes revievable	523	-
Operating lease right-of-use-assets	731	506
Intangible assets, Net	9,761	7,621
Other assets, non-current	638	740
Total assets	$272,758	$42,651
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$397	$150
Deferred revenue	248	-
Accrued expenses and other payables	1,377	97
Short-term loan	-	53
Tax payables	55	5
Operating lease liabilities, current	301	150
Total current liabilities	2,378	455
Long-term payables	118	102
Operating lease liabilities, non-current	429	356
Total liabilities	2,925	913
Commitments and contingencies (Notes 7)
Stockholders’ equity:
Class A Common stock, $0.0001 par, 100,000,000 shares authorized as of September 30, 2025 and September 30, 2024, 39,934,846 shares issued and outstanding as of September 30, 2025 and 2024, respectively.	$4	$4
Class B Common stock, $0.0001 par, 200,000,000 shares authorized as of September 30, 2025 and September 30, 2024, 154,656,592 shares and 53,795,254 shares issued and outstanding as of September 30, 2025 and September 30, 2024, respectively.	16	6
Additional Paid-in Capital	293,156	49,667
Accumulated other comprehensive income	393	-
Retained earnings	(23,693)	(7,939)
Total controlling stockholders’ equity	269,876	41,738
Non-controlling interests	(43)	-
Total stockholder’s equity	269,833	41,738
Total liabilities and stockholder’s equity	$272,758	$42,651

See accompanying Notes to Financial Statements

RICHTECH ROBOTICS INC.

Consolidated Statements of Operations

For the years ended September 30, 2025 and 2024

(In thousands, except share and per share data)

	2025	2024
Revenue, net	$5,045	$4,240
Cost of revenue, net	1,756	1,520
Gross profit	3,289	2,720

Operating expenses:
Research and development	2,432	2,021
Sales and marketing	1,262	1,315
General and administrative	17,539	6,457
Total operating expenses	21,233	9,793
Income (loss) from operations	(17,944)	(7,073)
Non-operating income(expense):
Investment Income	2,177	13
Interest expense, net	(83)	(762)
Total other expense	2,094	(749)
Loss before income tax expense	(15,850)	(7,822)
Income tax benefit/(expense)	(12)	(318)
Consolidated net loss	(15,862)	(8,140)
Less: Net loss Attributable to Non-Controlling Interest	(108)	-
Net loss	(15,754)	(8,140)
Net loss attributable to common stockholders	$(15,754)	$(8,140)
Basic and diluted net loss per share of common stock	$(0.13)	$(0.12)
Weighted average shares used to compute basic and diluted net loss per share	121,963,786	69,953,723

RICHTECH ROBOTICS INC.

Consolidated statements of Comprehensive Income

For the year ended September 30, 2025 and 2024

(In thousands, except share and per share data)

	2025	2024
Net loss	(15,754)	(8,140)
Other comprehensive income:
Unrealized net gain on investments, net of tax	393	-
Comprehensive loss	$(15,361)	$(8,140)

See accompanying Notes to Financial Statements.

RICHTECH ROBOTICS INC

Consolidated Statements of Equity

For the years ended September 30, 2025 and 2024

(in thousands, except per share data)

	Common stock*					Accumulated	Retained
					Additional	Other	earnings		Total
	Class A		Class B		Paid-in	Comprehensive	(Accumulated		Shareholders’
	Shares	Amount	Shares	Amount	Capital	Income	deficit)	NCI	equity
Balance at September 30, 2023	44,353,846	$4	17,813,000	$2	$4,602	$-	$201	$-	$4,809
Initial Public offering related expenses	-	-	-	-	(1,435)	-	-	-	(1,435)
Common stock Issuance for initial public offering*	-	-	2,142,563	-	10,713	-	-	-	10,713
Issuance of Common shares for Loan Settlement	-	-	2,294,114	-	3,383	-	-	-	3,383
Issuance of Common Shares for Intangible Asset Acquisition	-	-	4,730,726	1	2,216	-	-	-	2,217
Shares Issued to Employees	-	-	51,890	-	74	-	-	-	74
Issuance of new shares for cash	-	-	22,343,961	2	30,124	-	-	-	30,126
Conversion from class A to Class B Common stock	(4,419,000)	-	4,419,000	0	-	-	-	-	0
Net loss	-	-	-	-	-	-	(8,140)	-	(8,140)
Balance at September 30, 2024	39,934,846	$4	53,795,254	$6	$49,667	$-	$(7,939)	$-	$41,738
Issuance of Common Shares for Intangible Asset Acquisition	-	-	5,788,849	1	3,701	-	-	-	3,702
Issuance of shares upon exercise of warrants for cash	-	-	13,014,899	1	16,265	-	-	-	16,266
Shares Issued to Employees	-	-	1,023,040	0	1,089	-	-	-	1,089
Issuance of new shares for cash	-	-	79,241,455	8	219,799	-	-	-	219,807
Shares Issued for services	-	-	1,793,095	0	2,635	-	-	-	2,635
Net Loss attributable to NCI	-	-	-	-	-	-	-	(108)	(108)
Capital Contribution from NCI	-	-						65	65
Other Comprehensive Income	-	-	-	-	-	393	-	-	393
Net loss	-	-	-	-	-	-	(15,754)	-	(15,754)
Balance at September 30, 2025	39,934,846	4	154,656,592	16	293,156	393	(23,693)	(43)	269,833

See accompanying Notes to Financial Statements.

RICHTECH ROBOTICS, INC.

Consolidated Statements of Cash Flows

For the year ended September 30, 2025 and 2024

(In thousands)

	2025	2024
Cash flows from operating Activities:
Net loss	$(15,754)	$(8,140)
Adjustments to reconcile net loss to net cash provided by operating activities:
Accounts receivable	(421)	4,218
Inventory	(232)	(326)
Prepaid expenses and other current assets	(396)	(16)
Right-of-use asset	(225)	(191)
Accounts payable	247	(976)
Deferred revenue	248	-
Tax payable	50	(456)
Accrued expenses and other payable	1,280	38
Deferred Tax assets	-	518
Depreciation and amortization	2,319	81
Stock based compensation	3,724	-
Non-Operating Losses	(108)	-
Operating lease liabilities, current	152	(12)
Operating lease liabilities, non- current	73	202
Net cash provided by operating activities	(9,043)	(5,060)
Cash flows from investing activities:
Purchase of PPE	(5,009)	(725)
Purchase of intangible assets	(591)	(5,470)
Purchase of short-term investments	(41,975)	(15,940)
Purchase of long-term investments	102	(730)
Notes receivable	(523)	-
Cash used for lending to related parties	-	134
Net cash used in investing activities	(47,996)	(22,731)
Cash flows from financing activities:
Payment of loans received from third parties	(53)	(3,792)
Contributions from Non-controlling Interests	65	-
Proceeds from warrants exercise	16,266	-
Loans received from third parties	16	3,102
Loan settlement	-	3,383
Payment of related party debt	-	(238)
Proceeds from issuance of ordinary shares	219,808	30,182
Proceeds from stockholder capital injection	-	9,286
Net Cash used in financing activities	236,102	41,923
Net change in cash and cash equivalents	179,063	14,132
Cash, cash equivalents and restricted cash at beginning of the period	$14,566	$433
Cash, cash equivalents and restricted cash at end of the period	$193,629	$14,566

See accompanying Notes to Financial Statements.

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 2025 AND 2024

(Dollars in thousands, unless otherwise stated)

NOTE 1: Nature of Business

Description of Business

Richtech Robotics Inc. (“we”, “us”, “our” or “Richtech”), is aC-Corporation registered in Nevada. Richtech was originally established as Richtech Creative Displays, LLC in Nevada on July 19, 2016, and converted tototo a Nevada corporation on June 22, 2022. We completed our initial public offering on November 21, 2023, and shares of our Class B common stock began trading on the Nasdaq Capital Market on November 17, 2023 under the symbol “RR.”

We are a robotics and artificial intelligence (“AI”) technology company focused on developing advanced embodied AI systems that aims to improve the efficiency and productivity of U.S. businesses. Richtech trains proprietary artificial intelligence models on in-house data to operate advanced robotic systems in the real world. We design, engineer, manufacture, and deploy next generation embodied AI systems to serve a wide range of industries—including food service, retail, industrial manufacturing, automotive, healthcare, and hospitality. Our robots are designed to be user friendly, reliable, and highly customizable, with the goal of driving tangible profit and loss (“P&L”) improvements for our customers.

Our mission is to accelerate the advancement of embodied AI in the United States. We aim to become a robotics “Super-Operator”—i.e. a company operating over one hundred thousand intelligent robots connected through a unified, data-rich AI ecosystem. These robots will perform a wide range of tasks across commercial and industrial environments, from scrubbing floors and packaging deliveries to supporting medical staff in hospitals and staffing factory production lines.

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

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 2025 AND 2024

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

Investments

Investments may be comprised of a combination of marketable securities, including U.S. government securities, corporate debt securities, commercial paper, time deposits, and certain certificates of deposit, which are all designated as available-for-sale and reported at estimated fair value, with unrealized gains and losses recorded in accumulated other comprehensive income which is included within stockholders’ equity.

Available-for-sale marketable securities with maturities greater than three months at the date of purchase are included in short-term investments in our consolidated balance sheets. Interest, dividends, amortization and accretion of purchase premiums and discounts on these investments are included within Interest income in our consolidated statements of operations.

The cost of available-for-sale investments sold is based on the specific identification method. Realized gains and losses on the sale of available-for-sale investments are recorded in Other income (expense), net.

We regularly review all of our investments for declines in fair value. The review includes but is not limited to (i) the consideration of the cause of the decline, (ii) any currently recorded expected credit losses and (iii) the creditworthiness of the respective security issuers. The amortized cost basis of our investments approximates its fair value.

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 2025 AND 2024

(Dollars in thousands, unless otherwise stated)

NOTE 2: Summary of Significant Accounting Policies (cont.)

Accounts Receivable

Our accounts receivable primarily consist of trade receivables, which represent amounts owed to us by customers for products and services provided. These receivables are presented net of any rebates, price protection adjustments, and an allowance for credit losses. In addition to trade receivables, our accounts receivable also include unbilled receivables. These primarily relate to work completed on development services for which revenue has been recognized but not yet invoiced to customers. We expect these unbilled receivables to be billed and collected within twelve months.

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

To account for potential losses from uncollectible accounts, we maintain an allowance for credit losses. This allowance considers both specific troubled accounts and an overall estimate of potential uncollectible receivables based on historical experience and current credit quality assessments. As of September 30, 2025, the allowance for credit losses was $139, compared to $197 as of September 30, 2024. We believe that our rigorous credit risk management practices and the allowance for credit losses adequately address the potential for uncollectible accounts.

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

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 2025 AND 2024

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

Property and equipment, as of September 30, 2025 and 2024 are as follows:

	September 30,	September 30,
	2025	2024
Furniture, fixtures & equipment	$1,435	$788
Equipment held for lease	281	-
Leasehold improvements	4	4
Building	3,842	-
Land	240	-
	5,802	792
Accumulated depreciation	(223)	(54)
Property and equipment, net	$5,579	$738

Depreciation expenses for 2025 and 2024 were $169 and $15, respectively.

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

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 2025 AND 2024

(Dollars in thousands, unless otherwise stated)

NOTE 2: Summary of Significant Accounting Policies (cont.)

Listing on Nasdaq

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

For arrangements that bundle robotic products, maintenance, and technical support services, we exercise significant judgment in determining whether these items are distinct. Robotic products are typically considered distinct performance obligations as customers can benefit from the product on its own. Maintenance and technical support services, which may include scheduled inspections, repairs, remote troubleshooting, and spare parts provisions, are generally considered distinct performance obligations when they are separately priced, optional, and can be performed by another vendor. However, when these services are embedded as a mandatory component of a bundled contract (e.g., a RaaS arrangement) and are integral to the promised continuous operational capability, they are not considered distinct and are combined with the overall service promise as a single performance obligation. We allocate the transaction price to each distinct performance obligation based on its relative standalone selling price, which is determined based on observable standalone sales or, if not available, estimated using expected cost-plus-margin approaches.

We recognize revenue when control of a promised good or service transfers to a customer. Control can transfer at a point in time or over time. Revenue from the sale of robotic products is recognized at a point in time, typically upon shipment or delivery when legal title and the significant risks and rewards of ownership have transferred to the customer. This is assessed based on the terms of sale (e.g., FOB shipping point or FOB destination) and when the customer obtains physical possession, bears the risk of loss, and has an unconditional obligation to pay. Revenue from Robotics-as-a-Service (RaaS) arrangements is recognized over time, as the customer simultaneously receives and consumes the benefits of the Company’s continuous provision of robotic functionality, maintenance, and technical support services. The Company uses the straight-line method of recognition over the contract term as the most faithful depiction of the transfer of services, unless evidence suggests another method better reflects the pattern of performance. The assessment of whether control transfers over time is based on the criteria in ASC 606, including whether (a) the customer simultaneously receives and consumes benefits as the Company performs, or (b) the Company’s performance does not create an asset with an alternative use to the Company and the Company has an enforceable right to payment for performance completed to date.

The transaction price is the amount of consideration to which we expect to be entitled in exchange for transferring promised goods or services to a customer. Our contracts contain fixed consideration. We do not offer variable consideration elements such as usage-based fees, price concessions, rebates, penalties, or performance bonuses. Therefore, the transaction price for all contracts equals the fixed, non-refundable amount stated in the contract.

At contract inception, we assess the customer’s ability and intent to pay the promised consideration. A contract is only accounted for under ASC 606 if it is probable we will collect substantially all of the consideration to which it is entitled. This collectability assessment involves evaluating the customer’s creditworthiness using both quantitative and qualitative factors. For new customers, this includes reviewing credit ratings (if available), financial statements, and payment history with other parties. For existing customers, we review historical payment patterns, current financial health, and the impact of prevailing economic conditions. If, after contract inception, a significant deterioration in a customer’s creditworthiness indicates that collectability of substantially all of the remaining consideration is no longer probable, we cease to recognize additional revenue and assesses the need for a credit loss provision on any recognized contract assets or receivables.

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 2025 AND 2024

(Dollars in thousands, unless otherwise stated)

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

The transaction price is typically fixed and allocated evenly across the contract term.. Revenue recognition begins once the robots are installed and operational at the customer’s site. We account for RaaS arrangements under ASC 606, Revenue from Contracts with Customers. These contracts provide customers with continuous usage to the Company’s robotic products, maintenance, and technical support services, in exchange for a fixed fee. The Company has determined that these are service contracts, as the customer is contracting for an integrated service output and the Company retains substantial ownership risks and control over the deployed robotic assets, including responsibility for maintenance, upgrades, and ensuring uptime. The customer does not have the right to direct the use of, nor obtain substantially all the economic benefits from, a specifically identified asset. Revenue from these fixed-fee contracts is recognized on a straight-line basis over the contractual service period as the customer simultaneously receives and consumes the benefits.

Revenue from Leasing

We account for Robotic leasing arrangements under ASC 842, Leases. These contracts convey the right to control the use of an explicitly identified robotic products for a specified period in exchange for consideration. As the customer has the right to direct the use of and obtain substantially all economic benefits from the specifically identified asset during the lease term, these contracts meet the definition of a lease. Our leases are classified as operating leases, and lease income is recognized on a straight-line basis over the lease term. The leased robot is included within Property, Plant, and Equipment and depreciated over its useful life. We did not generate revenue from lease arrangements in fiscal year 2025.

Remaining Performance Obligations

Remaining performance obligations represent the aggregate amount of the transaction price allocated to unsatisfied or partially unsatisfied performance obligations as of the balance sheet date. This amount relates primarily to the fixed consideration in non-cancelable Robotics-as-a-Service (RaaS) contracts for which revenue is recognized over time.

As of September 30, 2025, the total amount of the transaction price allocated to remaining performance obligations was $1,376. Of this amount, $704 is expected to be recognized as revenue within the next 12 months, $425 is expected to be recognized between 13 and 24 months, and the remaining $247 is expected to be recognized beyond 24 months. We did not generate revenue from leasing arrangements in fiscal year 2025, and as such, there are no remaining performance obligations related to lease contracts.

Contract assets and contract liabilities

We maintain contract-related balance sheet accounts under ASC 606, Revenue from Contracts with Customers, which primarily arise from Robotics-as-a-Service (RaaS) arrangements.

Contract Assets (Unbilled Receivables) represent revenue recognized for performance obligations satisfied but not yet billed as of the balance sheet date. These assets are generated when revenue is recognized over time under RaaS contracts, while invoicing occurs on a periodic or milestone basis. Contract assets are reclassified to accounts receivable when the right to payment becomes unconditional.

Contract Liabilities (Deferred Revenue) consist of payments received from customers in advance of performance. These liabilities relate primarily to advance payments for RaaS subscriptions and are recognized as revenue as the related services are provided over the contract term. As of September 30, 2025, the balance of contract liabilities was $248.

No contract balances are attributable to leasing activities, as the Company did not generate revenue from lease arrangements during fiscal year 2025.

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 2025 AND 2024

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

Recent Accounting Pronouncements

In February 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-02, Leases (“Topic 842”). The guidance in this ASU supersedes the leasing guidance in Topic 840, Leases. Under the new guidance, lessees are required to recognize lease assets and lease liabilities on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the statement of operations. The standard is effective for public business entities for fiscal years beginning after December 15, 2018. As an emerging growth company, we adopted the new standard on January 1, 2022 for our years ended September 30, 2024 and 2025. We had operating leases for which we were required to recognize a right-of-use asset and lease liability.

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740), Simplifying the Accounting for Income Taxes, which amends the approaches and methodologies in accounting for income taxes during interim periods and makes changes to certain income tax classifications. The new standard allows certain exceptions, including an exception to the use of the incremental approach for intra-period tax allocation, when there is a loss from continuing operations and income or a gain from other items, and to the general methodology for calculating income taxes in an interim period, when a year-to-date loss exceeds the anticipated loss for the year. The standard also requires franchise or similar taxes partially based on income to be reported as income tax and to reflect the effects of enacted changes in tax laws or rates in the annual effective tax rate computation from the date of enactment. Lastly, in any future acquisition, we would be required to evaluate when the step-up in the tax basis of goodwill is part of the business combination and when it should be considered a separate transaction. The standard was effective for us beginning January 1, 2022, with early adoption of the amendments permitted. The adoption of ASU 2019-12 did not have a material impact on our financial statements and disclosures.

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 2025 AND 2024

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

NOTE 3: Revenue

For the fiscal year ended September 30, 2025, total net revenue was $5,045 thousand, representing a 19.0% increase over the $4,240 thousand generated in 2024. The Company’s revenue is derived from multiple revenue streams that reflect differences in the nature of the underlying goods and services. The revenue stream was led by revenue from Robots-as-a-Service (RaaS) arrangements, which contributed $692 thousand. Product revenue from robotic sales accounted for $2,309 thousand, while leasing/service/rental arrangements generated $1,429 thousand. The remaining revenue was derived from other retail and management services $615 thousand. Revenue is recognized when control of the promised goods or services is transferred to the customer.

NOTE 4: Intangible Asset, net

The Company’s intangible assets consist of multiple systems purchased for our robotic product. These assets are amortized using the straight-line method over their estimated useful life of 10 years.

Intangible Asset, as of September 30, 2025 and September 30, 2024 are as follows:

	September 30,	September 30,
	2025	2024
Intangible Asset	$11,978	$7,687
Accumulated Amortization	(2,217)	(67)
Intangible Asset, net	$9,761	$7,620

Amortization expense was $2,150 and $67 for the years ended September 30, 2025 and 2024, respectively. The increase was primarily attributable to the full amortization of a specific intangible asset with a carrying value of $1,200 during the current fiscal year, reflecting a shorter-than-average remaining useful life for that asset.

Estimated amortization expense related to existing finite-lived intangible assets for each of the next five years is as follows: 2026 – $2,189; 2027 - $2,189; 2028 - $2,189; 2029 - $2,189; 2030 - $1,200.

The Company performs an impairment assessment on an annual basis. For the fiscal year ended September 30, 2025, the Company’s assessment concluded that no impairment indicators were identified, and no impairment loss was recognized.

NOTE 5: Accounts Receivable, Net

Accounts receivable, net of allowance for doubtful accounts, was $1,780 thousand as of September 30, 2025, compared to $1,359 thousand as of September 30, 2024. The 2025 balance includes gross receivables of $1,919 thousand offset by an allowance for doubtful accounts of $139 thousand. This allowance represents management’s best estimate of potential credit losses based on the aging of customer balances and a specific identification of problematic accounts.

NOTE 6: Inventories

Inventory as of September 30, 2025 and 2024 are as follows:

	Year ended September 30,
	2025	2024
Raw materials	$811	$619
Finished goods	569	529
Total inventories	$1,380	$1,148

Finished goods inventory includes products-in-transit to fulfill customer orders and robotic products available for sale. We write-down inventory for any excess or obsolete inventory or when we believe that the net realizable value of inventory is less than the carrying value. During the years ended September 30, 2025, we recorded write-downs of $167, respectively, in Cost of revenues in the consolidated statements of operations.

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 2025 AND 2024

(Dollars in thousands, unless otherwise stated)

NOTE 7: Earnings/Loss per Share

Because we reported a net loss for all periods presented, no potentially dilutive securities have been included in the computation of diluted net loss per share.

	Fiscal Year ended September 30
	2025	2024
Numerators:
Net loss attributable to common stockholders	$(15,754)	$(8,140)
Denominator:
Weighted Average ordinary shares used in computing	121,963,786	69,953,723
Basis and diluted net loss per share (in each dollar)	$(0.13)	$(0.12)

NOTE 8: Income Taxes

The Company’s financial statements include a total state tax expense of $2 on a loss before income taxes of approximately $15,754 for the years ended September 30, 2025. A reconciliation of the difference between the (expense)/benefit for income taxes and income taxes at the statutory U.S. federal income tax rate is as follows (in thousands, except amounts pertaining to rate which are shown as a percentage):

Year ended September 30, 2025
Federal Statutory Rate	21.00%
Effect of:
Change in Valuation Allowance	-23.20%
RTP & Deferred True-up	-0.03%
Change in Rate	0.22%
State Tax Benefit (Net of Fed)	2.09%
M&E	-0.10%
TX Franchise tax	0.00%
Others	0.00%
Total provision effective rate	-0.01%

The components of deferred tax assets and liabilities are as follows (in thousands):

September 30, 2025
Deferred tax assets relating to:
Net Operating loss carryforwards	$4,254
Research & development tax credit carryforward	7
174 Expenses	889
Right of Use Liability	169
Other deferred tax assets	364
Total gross deferred tax assets	5,683
Deferred tax liabilities relating to:
Right of Use Asset	169
Fixed Asset	13
Other deferred tax liabilities	-
Total Gross deferred tax liabilities	182
Deferred assets less liabilities	5,501
Less: valuation allowance	(5,501)
Net deferred tax asset (liability)	$-

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 2025 AND 2024

(Dollars in thousands, unless otherwise stated)

NOTE 8: Income Taxes (cont.)

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based upon the level of historical taxable income (losses) and projections for future taxable income (losses) over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will not realize the benefits of these deductible differences in the future. The Company had the following federal net operating loss carryforward and research activities credits as of September 30, 2025 (in thousands):

Year incurred	Net Operating Loss	Research Activities Credit
2023	219	7.33
2024	6,269	-
2025	12,205

Note 9: Fair Value of Financial Instruments

ASC 820, Fair Value Measurements (“ASC 820”) states that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or a liability. The three-tiered fair value hierarchy, which prioritizes which inputs should be used in measuring fair value, is comprised of: (Level I) observable inputs such as quoted prices in active markets; (Level II) inputs other than quoted prices in active markets that are observable either directly or indirectly and (Level III) unobservable inputs for which there is little or no market data. The fair value hierarchy requires the use of observable market data when available in determining fair value. Our assets and liabilities that were measured at fair value on a recurring basis were as follows:

	September 30, 2025				September 30, 2024
	Fair Value	Level I	Level II	Level III	Fair Value	Level I	Level II	Level III
U.S. government securities	$17,000	$-	$17,000	$-	$-	$-	$-	$-
Certificates of deposit	41,308	-	41,308	-	15,940	-	15,940	-
Money market funds	5,518	5,518	-	-	-	-	-	-
Total	$63,826	$5,518	$58,308	$-	$15,940	$-	$15,940	$-

Our U.S. government securities and certificates of deposit are classified within Level II of the fair value hierarchy and the market approach was used to determine fair value of these investments.

Our cash, cash equivalents and investments classified by security type as of September 30, 2025 and 2024 consisted of the following:

	September 30, 2025
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash and Cash Equivalents	Short-Term Investments
Cash	$188,111	$-	$-	$188,111	$188,111	$-
U.S. government securities	16,607	393	-	17,000	-	17,000
Certificates of deposit and time deposits	41,308	-	-	41,308	-	41,308
Money market funds	5,518	-	-	5,518	5,518	-
Total cash, cash equivalents and short-term investments	$251,544	$393	$-	$251,937	$193,629	$58,308

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 2025 AND 2024

(Dollars in thousands, unless otherwise stated)

Note 9: Fair Value of Financial Instruments (cont.)

	September 30, 2024
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash and Cash Equivalents	Short-Term Investments
Cash	$14,566	$-	$-	$14,566	$14,566	$-
Certificates of deposit and time deposits	15,940	-	-	15,940	-	15,940
Total cash, cash equivalents and short-term investments	$30,506	$-	$-	$30,506	$14,566	$15,940

As of September 30, 2025, all of our short-term investments had contractual maturity dates within one year.

Disclosure of Fair Values

Our financial instruments that are not re-measured at fair value include accounts receivable, notes receivable, other receivables, accounts payable, accrued expenses, short-term loan and long-term payables. The carrying values of these financial instruments materially approximate their fair values.

Note 10: Stockholders’ Equity

As of September 30, 2025 and 2024, the Company had 154,656,592 shares issued and outstanding of class B common stock, as of September 30, 2025, and 53,795,254 shares issued and outstanding of class B common stock, as of September 30, 2024. The Company had 39,934,846 shares for 2025 and 2024, respectively of Class A common stock issued and outstanding. During the fiscal year ended September 30, 2025, the Company issued an aggregate of 100,861,338 shares of Class B common stock and no shares of Class A common stock. A description of all material issuances of the Company’s Class B common stock is set forth below.

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

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 2025 AND 2024

(Dollars in thousands, unless otherwise stated)

Note 10: Stockholders’ Equity (cont.)

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

During the fiscal year ended September 30, 2024, the Company issued an aggregate of 4,829,573 shares of Class B common stock under the Amended and Restated Richtech Robotics, Inc. 2023 Stock Option Plan, consisting of the following: (i) 4,730,726 shares of Class B common stock issued to consultants as compensation for technology development services. Upon completion of the development, the resulting technology was recognized as an intangible asset on the Company’s balance sheet in accordance with ASC 350 and ASC 718; (ii) 51,890 shares of Class B common stock issued as stock compensation to employees and directors; and (iii) 46,957 shares of Class B common stock allocated to the employee and director equity incentive pool.

During the fiscal year ended September 30, 2024, the Company issued an aggregate of 4,419,000 shares of Class B common stock to stockholders upon the conversion of an equal number of shares of Class A common stock.

During the fiscal year ended September 30, 2025, the Company issued an aggregate of 79,241,455 shares through at-the-market (“ATM”) offerings.

During the fiscal year ended September 30, 2025, the Company issued 8,721,735 shares of Class B common stock under the Amended and Restated Richtech Robotics, Inc. 2023 Stock Option Plan, consisting of the following: (i) 5,788,849 shares of Class B common stock issued to consultants as compensation for technology development services. Upon completion of the development, the resulting technology was recognized as an intangible asset on the Company’s balance sheet in accordance with ASC 350 and ASC 718; (ii) 1,023,040 shares of Class B common stock issued as stock compensation to employees; and (iii) 1,793,095 shares of Class B common stock issued for legal and professional services. 861,904 shares of Class B common stock remained available under the employee and director equity incentive pool.

During the fiscal year ended September 30, 2025, the Company issued an aggregate of 13,014,899 shares of Class B common stock pursuant to the exercise of investor warrants.

Note 11: Commitments and Contingencies

Lease

We lease office facilities and retail space under noncancelable operating lease agreements. Following the purchase of the new corporate headquarters in April 2025, the existing facilities at 4175 Cameron St, Las Vegas, Nevada, continue to be leased and are now utilized for dedicated Research and Development (R&D) laboratory space and overflow administrative support. We closed our second office space in Austin, Texas, in April 2024. The total operating lease liabilities primarily relate to the Cameron Street R&D facility and the Clouffee & Tea retail space (Town Square Las Vegas).

The components of leases and lease costs are as follows (in thousands):

Operating leases	As of September 30, 2025	As of September 30, 2024
Operating lease right-of use assets	$731	$506
Operating lease liabilities, current portion	$301	$150
Operating lease liabilities, non-current portion	429	356
Total operating lease liabilities	$730	$506

Future minimum lease payments under these leases as of September 30, 2025, are approximately as follow:

Fiscal Year	Amount
2026	303
2027	262
2028	54
2029	56
2030	14
Total future minimum lease payments	$690

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 2025 AND 2024

(Dollars in thousands, unless otherwise stated)

Note 12: Subsequent Events

Between October 1, 2025 and January 15, 2025, the Company issued an aggregate of 19,642,631 shares of Class B common stock, as detailed below:

-	The Company issued an aggregate of 4,485,946 shares of Class B common stock upon the exercise of Common Warrants, generating total proceeds of $9,813,400.08 before deducting financial advisory fees.

-	The Company issued an aggregate of 15,156,685 shares of Class B common stock under the At-The-Market program generating gross proceeds of $71,622,886.31.

-	On December 5, 2025, the Company announced the resignation of Matthew Casella as President, effective December 2, 2025. In connection with his departure, the Company entered into a separation agreement pursuant to which the Company will provide: (i) a cash payment of $32 thousand for severance and accrued obligations, (ii) a $35 thousand performance bonus, and (iii) 60,000 restricted shares of Class B common stock. Additionally, Mr. Casella will continue to provide consulting services for 12 months in exchange for 50,000 restricted shares of Class B common stock, payable quarterly through December 2026.

-	On November 10, 2025, we filed an Articles of Amendment to our Articles of Incorporation, as amended, with the Nevada Secretary of State to effect an increase the number of shares of Class B common stock that we are authorized to issue from 200,000,000 to 1,000,000,000, effective upon filing.

(2)	Financial Statement Schedules

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

ITEM 16. Form 10-K Summary.

Not applicable.

EXHIBIT INDEX

Exhibit No.	Description
3.1	Second Amended and Restated Articles of Incorporation (Incorporated by reference to Exhibit 3.1 in the Company’s Current Report on Form 8-K, filed with the SEC on November 22, 2023).
3.2	Articles of Amendment to Articles of Incorporation of Richtech Robotics Inc. (Incorporated herein by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K, filed with the Commission on November 17, 2025).
3.3	Second Amended and Restated Bylaws (Incorporated by reference to Exhibit 3.3 in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2024, filed with the SEC on January 11, 2024).
4.1	Specimen Class B Common Stock Certificate (Incorporated by reference to Exhibit 4.1 in the Company’s Registration Statement on Form S-1/A (File No. 333-273628), filed with the SEC on November 1, 2023).
4.2	Form of Underwriter Warrant (Incorporated by reference to Exhibit 4.1 in the Company’s Current Report on Form 8-K, filed with the SEC on November 22, 2023).
4.3	Form of Pre-Funded Warrant (Incorporated by reference to Exhibit 4.1 in the Company’s Current Report on Form 8-K, filed with the SEC on September 5, 2024).
4.4	Form of Common Warrant (Incorporated by reference to Exhibit 4.2 in the Company’s Current Report on Form 8-K, filed with the SEC on September 5, 2024).
4.5	Form of Placement Agent Warrant (Incorporated by reference to Exhibit 4.3 in the Company’s Current Report on Form 8-K, filed with the SEC on September 5, 2024).
4.6	Form of Inducement Warrant (Incorporated by reference to Exhibit 4.1 in the Company’s Current Report on Form 8-K, filed with the SEC on February 11, 2025).
4.7	Description of Registered Securities (Incorporated by reference to Exhibit 4.6 in the Company’s Annual Report on Form 10-K, filed with the SEC on January 14, 2025).
10.1#	Letter of Intent, dated as of October 16, 2024, by and between Richtech Robotics Inc. and Ghost Kitchens America (Incorporated by reference to Exhibit 10.1 in the Company’s Current Report on Form 8-K, filed with the SEC on October 22, 2024).
10.2	Form of Invention Assignment Agreement (Incorporated by reference to Exhibit 10.4 in the Company’s Registration Statement on Form S-1/A (File No. 333-273628), filed with the SEC on November 1, 2023).
10.3	Form of Stock Purchase Agreement (Pre-IPO Private Placement) (Incorporated by reference to Exhibit 10.5 in the Company’s Registration Statement on Form S-1/A (File No. 333-273628), filed with the SEC on November 1, 2023).
10.4	Second Amended and Restated Richtech Robotics, Inc. 2023 Stock Option Plan (Incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed with the Commission on November 17, 2025).
10.5	Form of Stock Option Agreement (Incorporated by reference to Exhibit 10.7 in the Company’s Registration Statement on Form S-1/A (File No. 333-273628), filed with the SEC on November 1, 2023).
10.6	Form of Stock Purchase Agreement (Incorporated by reference to Exhibit 10.8 in the Company’s Registration Statement on Form S-1/A (File No. 333-273628), filed with the SEC on November 1, 2023).
10.7	Employment Agreement between the Company and Zhenwu Huang (Incorporated by reference to Exhibit 10.9 in the Company’s Registration Statement on Form S-1/A (File No. 333-273628), filed with the SEC on November 1, 2023).

10.8	Employment Agreement between the Company and Zhenqiang Huang (Incorporated by reference to Exhibit 10.10 in the Company’s Registration Statement on Form S-1/A (File No. 333-273628), filed with the SEC on November 1, 2023).
10.9	Employment Agreement between the Company and Phil Zheng (Incorporated by reference to Exhibit 10.11 in the Company’s Registration Statement on Form S-1/A (File No. 333-273628), filed with the SEC on November 1, 2023).
10.10	Standby Equity Purchase Agreement, dated February 15, 2024, by and between the Company and YA II PN, Ltd. (Incorporated by reference to Exhibit 10.1 in the Company’s Current Report on Form 8-K, filed with the SEC on February 21, 2024).
10.11	Letter Agreement, dated March 14, 2024, by and between the Company and YA II PN, Ltd. (Incorporated by reference to Exhibit 10.1 in the Company’s Current Report on Form 8-K, filed with the SEC on March 15, 2024).
10.12	Form of Securities Purchase Agreement (Incorporated by reference to Exhibit 10.1 in the Company’s Current Report on Form 8-K, filed with the SEC on September 5, 2024).
10.13	Form of Inducement Letter (Incorporated by reference to Exhibit 10.1 in the Company’s Current Report on Form 8-K, filed with the SEC on February 11, 2025).
10.14^	Purchase and Sale Agreement, dated April 8, 2025, by and between the Company and L & R Investment LLC (Incorporated by reference to Exhibit 10.1 in the Company’s Current Report on Form 8-K, filed with the SEC on April 14, 2025).
10.15#	Product Sales and Technical Services Agreement, dated as of June 24, 2025, by and between Boyu Artificial Intelligence (Beijing) Technology Co., Ltd. and Beijing Kaiwu Tongchuang Technology Development Co., Ltd (Incorporated by reference to Exhibit 10.1 in the Company’s Current Report on Form 8-K, filed with the SEC on June 30, 2025).
10.16#	Master Services Agreement, dated August 21, 2025 (Incorporated by reference to Exhibit 10.1 in the Company’s Current Report on Form 8-K, filed with the SEC on August 25, 2025).
10.17	At the Market Offering Agreement, dated August 28, 2025, by and among the Company and Rodman & Renshaw LLC and H.C. Wainwright & Co., LLC (Incorporated by reference to Exhibit 10.1 in the Company’s Current Report on Form 8-K, filed with the SEC on August 28, 2025).
10.18	At the Market Offering Agreement, dated September 23, 2025, by and among the Company, Rodman & Renshaw LLC and H.C. Wainwright & Co., LLC (Incorporated by reference to Exhibit 10.1 in the Company’s Registration Statement on Form S-3ASR, filed with the SEC on September 24, 2025).
14	Code of Ethics (Incorporated by reference to Exhibit 14 in the Company’s Annual Report on Form 10-K, filed with the SEC on January 14, 2025).
19	Insider Trading Policy (Incorporated by reference to Exhibit 19 in the Company’s Annual Report on Form 10-K, filed with the SEC on January 14, 2025).
21*	Subsidiaries of the Registrant.
31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
97	Executive Compensation Clawback Policy.(Incorporated by reference to Exhibit 97 in the Company’s Annual Report on Form 10-K/A, filed with the SEC on February 7, 2025).
101.INS	Inline XBRL Instance Document.*
101.SCH	Inline XBRL Taxonomy Extension Schema Document.*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*
104	Cover Page Interactive Data File (Embedded as Inline XBRL document and contained in Exhibit 101).*

*	Filed herewith.

**	Furnished herewith

#	Certain portions of this exhibit have been omitted because the omitted information is (i) not material and (ii) would likely cause competitive harm to the Company if publicly disclosed.

^

Certain annexes, schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company agrees to furnish supplementally a copy of any omitted attachment to the SEC on a confidential basis upon request.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

January 20, 2026	RICHTECH ROBOTICS INC.

	By:	/s/ Zhenwu Huang
Zhenwu Huang
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Zhenwu Huang	Chief Executive Officer and Director	January 20, 2026
Zhenwu Huang	(Principal Executive Officer)

/s/ Zhenqiang Huang	Chief Financial Officer and Director	January 20, 2026
Zhenqiang Huang	(Principal Financial and Accounting Officer)

/s/ John Shigley	Director	January 20, 2026
John Shigley

/s/ Stephen Markscheid	Director	January 20, 2026
Stephen Markscheid

/s/ Saul Factor	Director	January 20, 2026
Saul Factor