Form 10-Q
period 2025-12-31
RICHTECH ROBOTICS INC.
filed 2026-02-12
CIK 1963685

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2025

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

4175 Cameron St Ste 1 Las Vegas, NV 89103
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

As of February 11, 2026, there were 39,934,846 shares of our Class A common stock and 183,661,127 shares of our Class B common stock issued and outstanding.

RICHTECH ROBOTICS INC.

Quarterly Report on Form 10-Q

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this “Report”) contains “forward-looking statements” (as defined in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that reflect our current expectations and views of future events. The forward-looking statements are contained principally in the section of this Report entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Readers are cautioned that significant known and unknown risks, uncertainties and other important factors (including those over which we may have no control and others listed in this Report and in the “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended September 30, 2025 (“2025 Annual Report”), as filed with the Securities and Exchange Commission (the “SEC”) on January 20, 2026, may cause our actual results, performance or achievements to be materially different from those expressed or implied by the forward-looking statements. You can identify some of these forward-looking statements by words or phrases such as “may,” “will,” “expect,” “anticipate,” “aim,” “estimate,” “intend,” “plan,” “believe,” “is/are likely to,” “potential,” “continue” or other similar expressions. We have based these forward-looking statements on our current expectations and projections about future events that we believe may affect our financial condition, results of operations, business strategy and financial needs.

Our operations and business prospects are always subject to risks and uncertainties including, among others:

●	Our ability to secure raw materials and components to manufacture sufficient quantities of robots to match demand;

●	Our ability to secure enterprise clients and deals in the face of growing competition;

●	Assumptions around the speed of robotic adoption in service environments;

●	Assumptions relating to the size of the market for our products and services;

●	Unanticipated regulations of robots and automation that add barriers to adoption and have a negative effect on our business;

●	Our ability to obtain and maintain intellectual property protection for our products;

●	Investigations, claims, disputes, enforcement actions, litigation and/or other regulatory or legal proceedings, including with respect to our intellectual property and our technology;

●	Level of product service failures that could lead our customers to use competitors’ services;

●	Our estimates of expenses, future revenue, capital requirements and our needs for, or ability to obtain, additional financing

●	Our ability to procure inventory and components from China may be affected by geopolitical tensions, conflict, tariffs, trade restrictions, public health issues, and other business interruptions;

●	The possibility that we may be adversely affected by other economic, business, and/or competitive factors; and

●	Other risks and uncertainties described under the section titled “Risk Factors” in the 2025 Annual Report.

These forward-looking statements involve numerous and significant risks and uncertainties. Although we believe that our expectations expressed in these forward-looking statements are reasonable, our expectations may later be found to be incorrect. Our actual results of operations or the results of other matters that we anticipate herein could be materially different from our expectations. Important risks and factors that could cause our actual results to be materially different from our expectations are generally set forth in the “Management’s Discussion and Analysis of Financial Condition and Results of Operation” section contain in this Report and in the “Risk Factors” and other sections of the 2025 Annual Report. You should thoroughly read this Report and the documents that we refer to with the understanding that our actual future results may be materially different from, and worse than, what we expect. We qualify all our forward-looking statements by these cautionary statements.

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

ii

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements

RICHTECH ROBOTICS INC.

Unaudited Consolidated Balance Sheets

(In thousands, except share and per share data)

	December 31, 2025	September 30, 2025
ASSETS
Current assets:
Cash and cash equivalents	$271,811	$193,629
Short term investment	56,683	58,308
Accounts receivable, (net of allowance for doubtful accounts)	1,890	1,780
Inventory	1,878	1,380
Prepaid expenses and other current assets	322	429
Total current assets	332,584	255,526
Property and equipment, net	5,541	5,579
Notes receivable	528	523
Operating lease right-of-use-assets	607	731
Intangible assets, Net	9,477	9,761
Other assets, non-current	647	638
Total assets	$349,384	$272,758
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$132	$397
Deferred revenue	358	248
Accrued expenses and other payables	8,444	1,377
Tax payables	92	55
Operating lease liabilities, current	281	301
Total current liabilities	9,307	2,378
Long-term payables	112	118
Operating lease liabilities, non-current	326	429
Total liabilities	9,745	2,925
Commitments and contingencies (Notes 7)
Stockholders’ equity:
Class A common stock, $0.0001 par, 100,000,000 shares authorized as of December 31, 2025 and September 30, 2025; 39,934,846 shares issued and outstanding as of September 30, 2025 and 2025.	$4	$4
Class B common stock, $0.0001 par, 1,000,000,000 and 200,000,000 shares authorized as of December 31, 2025 and September 30, 2025, respectively; 174,299,223 shares and 154,656,592 shares issued and outstanding as of December 31, 2025 and September 30, 2025, respectively.	18	16
Additional Paid-in Capital	371,403	293,156
Accumulated other comprehensive income	356	393
Retained earnings	(32,095)	(23,693)
Total controlling stockholders’ equity	339,686	269,876
Non-controlling interests	(47)	(43)
Total stockholder’s equity	339,639	269,833
Total liabilities and stockholders’ equity	$349,384	$272,758

See accompanying Notes to Financial Statements

RICHTECH ROBOTICS INC.

Unaudited Consolidated Statements of Operations

For the three months ended December 31, 2025 and 2024

(In thousands, except share and per share data)

	2025	2024
Revenue, net	$1,147	$1,257
Cost of revenue, net	547	123
Gross profit	600	1,134

Operating expenses:
Research and development	448	484
Sales and marketing	188	245
General and administrative	11,773	4,303
Total operating expenses	12,409	5,032
Income (loss) from operations	(11,809)	(3,898)
Non-operating income(expense):
Investment income	3,401	333
Interest expense, net	(2)	(4)
Total other expense	3,399	329
Loss before income tax expense	(8,410)	(3,569)
Income tax benefit/(expense)	-	-
Consolidated net loss	(8,410)	(3,569)
Less: Net loss attributable to non-controlling interest (“NCI”)	(8)	(21)
Net loss	(8,402)	(3,548)
Net loss attributable to common stockholders	$(8,402)	$(3,548)
Basic and diluted net loss per share of common stock	$(0.04)	$(0.04)
Weighted average shares used to compute basic and diluted net loss per share	197,731,671	95,785,054

RICHTECH ROBOTICS INC.

Consolidated statements of Comprehensive Income

For the three months ended December 31, 2025 and 2024

(In thousands, except share and per share data)

	2025	2024
Net loss	(8,402)	(3,548)
Other comprehensive income:
Unrealized net loss on investments, net of tax	(37)	-
Comprehensive loss	$(8,439)	$(3,548)

See accompanying Notes to Financial Statements.

RICHTECH ROBOTICS INC.

Unaudited Consolidated Statements of Equity

For the three months ended December 31, 2025 and 2024

(in thousands, except per share data)

	Common stock*				Additional	Accumulated Other	Retained earnings		Total
	Class A		Class B		Paid-in	Comprehensive	(Accumulated		Shareholders’
	Shares	Amount	Shares	Amount	Capital	Income	deficit)	NCI	equity
Balance at September 30, 2025	39,934,846	4	154,656,592	16	293,156	393	(23,693)	(43)	269,833
Issuance of shares upon exercise of warrants for cash	-	-	4,485,946	0	9,184	-	-	-	9,184
Issuance of new shares for cash	-	-	15,156,685	2	69,063	-	-	-	69,065
Net loss attributable to NCI	-	-	-	-	-	-	-	(8)	(8)
Capital contribution from NCI	-	-	-	-	-	-	-	4	4
Other comprehensive loss	-	-	-	-	-	(37)	-	-	(37)
Net loss	-	-	-	-	-	-	(8,402)	-	(8,402)
Balance at December 31, 2025	39,934,846	4	174,299,223	18	371,403	356	(32,095)	(47)	339,639

						Retained
	Common stock*				Additional	earnings	Total
	Class A		Class B		Paid-in	(Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	deficit)	equity
Balance at September 30, 2024	39,934,846	$4	53,795,254	$6	$49,667	$(7,939)	$41,738
Issuance of shares of common stock for Intangible asset acquisition	-	-	4,088,000	-	2,454	-	2,454
Issuance of shares upon exercise of warrants for cash			5,973,667	1	8,064		8,065
Shares issued to employees and directors	-	-	3,395,153	-	867	-	867
Shares issued for services			371,631		314	-	314
Non-controlling interests	-	-	-	-	-	(21)	(21)
Net loss	-		-	-	-	(3,548)	(3,548)

Balance at December 31, 2024	39,934,846	$4	67,623,705	$7	$61,366	$(11,508)	$49,869

See accompanying Notes to Financial Statements.

RICHTECH ROBOTICS, INC.

Unaudited Consolidated Statements of Cash Flows

For the three months ended December 31, 2025 and 2024

(In thousands)

	2025	2024
Cash flows from operating activities:
Net loss	$(8,402)	$(3,548)
Adjustments to reconcile net loss to net cash provided by operating activities:
Accounts receivable	(110)	(755)
Inventory	(498)	(248)
Prepaid expenses and other current assets	107	(20)
Right-of-use asset	124	(167)
sAccounts payable	(265)	380
Deferred revenue	110	-
Tax payable	37	26
Accrued expenses and other payable	(1,222)	73
Depreciation and amortization	353	513
Stock based compensation	8,284
Operating lease liabilities, current	(20)	60
Operating lease liabilities, non- current	(103)	108
Net cash used by operating activities	(1,605)	(3,599)
Cash flows from investing activities:
Purchase of property and equipment	(71)	(78)
Purchase of short-term investments	(454)	(127)
Purchase of long-term investments	(9)	(175)
Proceeds from maturities and sales of short-term investments	2,079	-
Notes receivable	(5)	-
Net cash provided by investing activities	1,540	(380)
Cash flows from financing activities:
Contributions from non-controlling interests	4	(21)
Proceeds from warrants exercise	9,184	-
Loans received from third parties	(6)	(4)
Proceeds from issuance of ordinary shares	69,065	9,244
Net cash provided by financing activities	78,247	9,240
Net change in cash and cash equivalents	78,182	5,261
Cash and cash equivalents at beginning of the period	$193,629	$14,566
Cash and cash equivalents at end of the period	$271,811	$19,827

See accompanying Notes to Financial Statements.

NOTES TO FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED DECEMBER 31, 2025 AND 2024

(Dollars in thousands, unless otherwise stated)

NOTE 1: Nature of Business

Description of Business

Richtech Robotics Inc. (“we”, “us”, “our” or “Richtech”), is a C-Corporation registered in Nevada. Richtech was originally established as Richtech Creative Displays, LLC in Nevada on July 19, 2016, and converted to a Nevada corporation on June 22, 2022. We completed our initial public offering on November 21, 2023, and shares of our Class B common stock began trading on the Nasdaq Capital Market on November 17, 2023 under the symbol “RR.”

We are a robotics and artificial intelligence (“AI”) technology company focused on developing advanced embodied AI systems that aim to improve the efficiency and productivity of U.S. businesses. Richtech trains proprietary artificial intelligence models on in-house data to operate advanced robotic systems in the real world. We design, engineer, manufacture, and deploy next generation embodied AI systems to serve a wide range of industries—including food service, retail, industrial manufacturing, automotive, healthcare, and hospitality. Our robots are designed to be user friendly, reliable, and highly customizable, with the goal of driving tangible profit and loss (“P&L”) improvements for our customers.

Risk and Uncertainties

Our business and operations are sensitive to general business and economic conditions worldwide. These conditions include short-term and long-term interest rates, inflation, fluctuations in debt and equity capital markets and the general condition of the world economy and geopolitical instability, such as the military conflicts in Ukraine, the Middle East and Venezuela. A host of factors beyond our control could cause fluctuations in these conditions. Adverse developments in these general business and economic conditions could have a material adverse effect on our financial condition and the results of our   operations. In addition, we compete with many companies that currently have extensive and well-funded projects, marketing and sales operations. We may be unable to compete successfully against these companies. Our industry is characterized by rapid changes in technology and market demands. As a result, our products, services, or expertise may become obsolete or unmarketable. Our future success will depend on our   ability to adapt to technological advances, anticipate customer and market demands, and enhance our current technology under development.

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

NOTES TO FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED DECEMBER 31, 2025 AND 2024

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

NOTES TO FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED DECEMBER 31, 2025 AND 2024

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

To account for potential losses from uncollectible accounts, we maintain an allowance for credit losses. This allowance considers both specific troubled accounts and an overall estimate of potential uncollectible receivables based on historical experience and current credit quality assessments. As of December 31, 2025, the allowance for credit losses was $99, compared to $103 as of December 31, 2024.   We believe that our rigorous credit risk management practices and the allowance for credit losses adequately address the potential risks for uncollectible accounts.

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

NOTES TO FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED DECEMBER 31, 2025 AND 2024

(Dollars in thousands, unless otherwise stated)

NOTE 2: Summary of Significant Accounting Policies (cont.)

Intangible Assets

Our intangible assets consist of multiple systems purchased for our robotic product. These assets are amortized using the straight-line method over their estimated useful life of 10 years.

We assess our intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. In addition, a formal review is performed at each fiscal year-end. If such indicators are present, we perform a recoverability test by comparing the asset’s carrying amount to the estimated undiscounted future cash flows expected to be generated by the asset or the asset group to which it belongs. If the carrying amount exceeds the estimated undiscounted future cash flows, an impairment loss is recognized for the amount by which the carrying amount exceeds the asset’s fair value. Fair value is typically determined based on discounted cash flow models or, when available, observable market data.

Rights and Privileges of Common Stock

Pursuant to our second amended and restated articles of incorporation, as amended, our authorized capital stock consists of an aggregate of 110,000,000 shares of common stock, including 100,000,000 shares of Class A common stock and 1,000,000,000 shares of Class B common stock, and 10,000,000 shares of “blank check” preferred stock. The following description summarizes the material terms of our securities registered under Section 12 of the Exchange Act and does not purport to be complete. It is subject to, and qualified in its entirety by reference to, our second amended and restated articles of incorporation and our amended and restated bylaws.

Except as otherwise required by Nevada Revised Statutes (“NRS”), each holder of Class A common stock is entitled to ten (10) votes in respect of each share of Class A common stock held by him, her, or it of record on our books, and each holder of Class B common stock is entitled to one (1) vote in respect of each share of Class B common stock held by him, her, or it of record on our books, in connection with the election of directors and on all matters submitted to a vote of our stockholders. Each share of Class A common stock is convertible into one share of Class B common stock at any time at the option of the holder, but Class B common stock shall not be convertible into Class A common stock under any circumstances. Holders of our common stock do not have preemptive, subscription, or redemption rights.

NOTES TO FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED DECEMBER 31, 2025 AND 2024

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

We recognize revenue when control of a promised good or service transfers to a customer. Control can transfer at a point in time or over time. Revenue from the sale of robotic products is recognized at a point in time, typically upon shipment or delivery when legal title and the significant risks and rewards of ownership have transferred to the customer. This is assessed based on the terms of sale (e.g., Free On Board shipping point or Free On Board destination) and when the customer obtains physical possession, bears the risk of loss, and has an unconditional obligation to pay. Revenue from Robotics-as-a-Service (“RaaS”) arrangements is recognized over time, as the customer simultaneously receives and consumes the benefits of our continuous provision of robotic functionality, maintenance, and technical support services. We use   the straight-line method of recognition over the contract term as the most faithful depiction of the transfer of services, unless evidence suggests another method better reflects the pattern of performance. The assessment of whether control transfers over time is based on the criteria in ASC 606, including whether (a) the customer simultaneously receives and consumes benefits as we perform, or (b) our performance does not create an asset with an alternative use to us and we have an enforceable right to payment for performance completed to date.

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

At contract inception, we assess the customer’s ability and intent to pay the promised consideration. A contract is only accounted for under ASC 606 if it is probable we will collect substantially all of the consideration to which it is entitled. This collectability assessment involves evaluating the customer’s creditworthiness using both quantitative and qualitative factors. For new customers, this includes reviewing credit ratings (if available), financial statements, and payment history with other parties. For existing customers, we review historical payment patterns, current financial health, and the impact of prevailing economic conditions. If, after contract inception, a significant deterioration in a customer’s creditworthiness indicates that collectability of substantially all of the remaining consideration is no longer probable, we cease to recognize additional revenue and assess the need for a credit loss provision on any recognized contract assets or receivables.

NOTES TO FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED DECEMBER 31, 2025 AND 2024

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

The transaction price is typically fixed and allocated evenly across the contract term. Revenue recognition begins once the robots are installed and operational at the customer’s site. We account for RaaS arrangements under ASC 606, Revenue from Contracts with Customers. These contracts provide customers with continuous usage of our robotic products, maintenance, and technical support services, in exchange for a fixed fee. We have determined that these are service contracts, as the customer is contracting for an integrated service output and we retain substantial ownership risks and control over the deployed robotic assets, including responsibility for maintenance, upgrades, and ensuring uptime. The customer does not have the right to direct the use of, nor obtain substantially all the economic benefits from, a specifically identified asset. Revenue from these fixed-fee contracts is recognized on a straight-line basis over the contractual service period as the customer simultaneously receives and consumes the benefits.

Remaining Performance Obligations

Remaining performance obligations represent the aggregate amount of the transaction price allocated to unsatisfied or partially unsatisfied performance obligations as of the balance sheet date. This amount relates primarily to the fixed consideration in non-cancelable RaaS contracts for which revenue is recognized over time.

As of December 31, 2025, the total amount of the transaction price allocated to remaining performance obligations was $1,722. Of this amount, $870 is expected to be recognized as revenue within the next 12 months, $575 is expected to be recognized between 13 and 24 months, and the remaining $277 is expected to be recognized beyond 24 months.

Contract assets and contract liabilities

We maintain contract-related balance sheet accounts under ASC 606, Revenue from Contracts with Customers, which primarily arise from RaaS arrangements.

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

Contract Liabilities (Deferred Revenue) consist of payments received from customers in advance of performance. These liabilities relate primarily to advance payments for RaaS subscriptions and are recognized as revenue as the related services are provided over the contract term. As of December 31, 2025, the balance of contract liabilities was $358.

NOTES TO FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED DECEMBER 31, 2025 AND 2024

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

Income Taxes

We account for income taxes in accordance with income tax accounting guidance (Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 740, Income Taxes). The income tax accounting guidance results in two components of income tax expense: current and deferred. Current income tax expense reflects taxes to be paid or refunded for the current period by applying the provisions of the enacted tax law to the taxable income or excess of deductions over revenues. We determine deferred income taxes using the liability (or balance sheet) method. Under this method, the net deferred tax asset or liability is based on the tax effects of the differences between the book and tax bases of assets and liabilities, and enacted changes in tax rates and laws are recognized in the period in which they occur. Deferred income tax expense results from changes in deferred tax assets and liabilities between periods. Deferred tax assets are reduced by a valuation allowance if, based on the weight of evidence available, it is more likely than not some portion or all of a deferred tax asset will not be realized.

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

We recognize interest and penalties on income taxes as a component of income tax expense.

Recent Accounting Pronouncements

In February 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-02, Leases (“Topic 842”). The guidance in this ASU supersedes the leasing guidance in Topic 840, Leases. Under the new guidance, lessees are required to recognize lease assets and lease liabilities on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the statement of operations. The standard is effective for public business entities for fiscal years beginning after December 15, 2018. As an emerging growth company, we adopted the new standard on January 1, 2022. For our years ended September 30, 2024 and 2025, we had operating leases for which we were required to recognize a right-of-use asset and lease liability.

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

NOTES TO FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED DECEMBER 31, 2025 AND 2024

(Dollars in thousands, unless otherwise stated)

NOTE 2: Summary of Significant Accounting Policies (cont.)

In May 2020, the FASB issued ASU 2021-04, Earnings Per Share (Topic 260), Debt-Modifications and Extinguishments (Subtopic 470-50), Compensation-Stock Compensation (Topic 718), and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815- 40): Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options (“ASU 2021-04”). ASU 2021-04 provides guidance for a modification or an exchange of a freestanding equity-classified written call option that is not within the scope of another topic. ASU 2021-04 is effective for fiscal years beginning after December 15, 2021. We have determined the adoption of ASU 2021-04 did not have a material impact on our financial statements and disclosures.

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

	December 31, 2025				September 30, 2025
	Fair Value	Level I	Level II	Level III	Fair Value	Level I	Level II	Level III
U.S. government securities	$17,000	$-	$17,000	$-	$17,000	$-	$17,000	$-
Certificates of deposit	39,683	-	39,683	-	41,308	-	41,308	-
Money market funds	5,572	5,572	-	-	5,518	5,518	-	-
Total	$62,255	$5,572	$56,683	$-	$63,826	$5,518	$58,308	$-

Our U.S. government securities and certificates of deposit are classified within Level II of the fair value hierarchy and the market approach was used to determine fair value of these investments.

Our cash, cash equivalents and investments classified by security type as of December 31, 2025 and September 30, 2025 consisted of the following:

	December 31, 2025
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash and Cash Equivalents	Short-Term Investments
Cash	$266,239	$-	$-	$266,239	$266,239	$-
U.S. government securities	16,644	356	-	17,000	-	17,000
Certificates of deposit and time deposits	39,683	-	-	39,683	-	39,683
Money market funds	5,572	-	-	5,572	5,572	-
Total cash, cash equivalents and short-term investments	$328,138	$356	$-	$328,494	$271,811	$56,683

NOTES TO FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED DECEMBER 31, 2025 AND 2024

(Dollars in thousands, unless otherwise stated)

Note 3: Fair Value of Financial Instruments (cont.)

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

As of December 31, 2025, all of our short-term investments had contractual maturity dates within one year.

Disclosure of Fair Values

Our financial instruments that are not re-measured at fair value include accounts receivable, notes receivable, other receivables, accounts payable, accrued expenses, short-term loan and long-term payables. The carrying values of these financial instruments materially approximate their fair values.

NOTE 4: Accounts Receivable

Accounts receivable as of December 31, 2025 and September 30, 2025 are as follows:

	December 31, 2025	September 30, 2025
Accounts receivable, gross	$1,989	$1,919
Allowance for doubtful accounts	(99)	(139)
Accounts receivable, net	$1,890	$1,780

As of December 31, 2025, the allowance for doubtful accounts was $99, compared to $103 as of December 31, 2024. We believe that our rigorous credit risk management practices and the allowance for credit losses adequately address the potential for uncollectible accounts.

NOTE 5: Inventories

Inventory as of December 31, 2025 and September 30, 2025 are as follows:

	December 31, 2025	September 30, 2025
Raw materials	$1,109	$811
Finished goods	769	569
Total inventories	$1,878	$1,380

Finished goods inventory includes products-in-transit to fulfill customer orders and robotic products available for sale. We write-down inventory for any excess or obsolete inventory or when we believe that the net realizable value of inventory is less than the carrying value. During the three months ended December 31, 2025 and 2024, we recorded inventory write-downs of nil for both periods.

NOTES TO FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED DECEMBER 31, 2025 AND 2024

(Dollars in thousands, unless otherwise stated)

Note 6: Property, and Equipment

Property and equipment, net is stated at cost less accumulated depreciation and amortization and is depreciated using the straight-line method over the estimated useful lives of the assets. Estimated useful lives of equipment are two to six years, and leasehold improvements are measured by the shorter of the remaining terms of the leases or the estimated useful economic lives of the improvements.

Property and equipment, as of December 31, 2025 and September 30, 2025 are as follows:

	December 31,	September 30,
	2025	2025
Furniture, fixtures & equipment	$1,455	$1,435
Equipment held for lease	332	281
Leasehold improvements	4	4
Building	3,842	3,842
Land	240	240
	5,873	5,802
Accumulated depreciation	(332)	(223)
Property and equipment, net	$5,541	$5,579

Depreciation expense for the three months ended December 31, 2025 and 2024 were $109 and $9, respectively.

NOTE 7: Intangible Asset

Intangible Asset, as of December 31, 2025 and September 30, 2025 are as follows:

	December 31,	September 30,
	2025	2025
Intangible Asset	$11,938	$11,978
Accumulated Amortization	(2,461)	(2,217)
Intangible Asset, net	$9,477	$9,761

Amortization expense was $244 and $499 for the three months ended December 31, 2025 and 2024, respectively.

Estimated amortization expense related to existing finite-lived intangible assets for each of the next five years is as follows: 2026 – $2,189; 2027 - $2,189; 2028 - $2,189; 2029 - $2,189; 2030 - $1,401.

For the three months ended December 31, 2025, we concluded that no impairment indicators were identified, and no impairment loss was recognized.

 Note 8: Stockholders’ Equity

We had 100,000,000 shares of class A common stock authorized as of December 31, 2025 and September 30, 2025, 39,934,846 shares of class A common stock issued and outstanding as of December 31, 2025 and September 30, 2025. We had 1,000,000,000 and 200,000,000 shares of class B common stock authorized as of December 31, 2025 and September 30, 2025, respectively, and 174,299,223 shares and 154,656,592 shares of class B common stock issued and outstanding as of December 31, 2025 and September 30, 2025, respectively. During the three months ended December 31, 2025, we issued an aggregate of 19,642,631 shares of Class B common stock and no shares of Class A common stock, including an aggregate of 15,156,685 shares of Class B common stock through our at-the-market (“ATM”) offering program and 4,485,946 shares of Class B common stock pursuant to the exercise of investor warrants.

NOTES TO FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED DECEMBER 31, 2025 AND 2024

(Dollars in thousands, unless otherwise stated)

NOTE 9: Earnings/Loss per Share

Because we reported a net loss for all periods presented, no potentially dilutive securities have been included in the computation of diluted net loss per share.

	Three Months Ended September 30
	2025	2024
Numerators:
Net loss attributable to common stockholders	$(8,402)	$(3,548)
Denominator:
Weighted Average ordinary shares used in computing	197,731,671	95,785,054
Basic and diluted net loss per share (in each dollar)	$(0.04)	$(0.04)

NOTE 10: Income Taxes

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.

Based upon the level of historical losses and projections for future taxable losses over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that we will not realize the benefits of these deductible differences. Accordingly, we have have maintained a full valuation allowance against its net deferred tax assets as of December 31, 2025. As a result of the full valuation allowance, there was no income tax benefit or expense recognized in the consolidated statements of operations, and no net deferred tax asset or liability recorded on the consolidated balance sheets for the three months ended December 31, 2025.

NOTES TO FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED DECEMBER 31, 2025 AND 2024

(Dollars in thousands, unless otherwise stated)

Note 11: Commitments and Contingencies

Lease

We lease office facilities and retail space under noncancelable operating lease agreements. Following the purchase of the new corporate headquarters in April 2025, the existing facilities at 4175 Cameron St, Las Vegas, Nevada, continue to be leased and are now utilized for dedicated Research and Development (“R&D”) laboratory space and overflow administrative support. We closed our second office space in Austin, Texas, in April 2024. The total operating lease liabilities primarily relate to the Cameron Street R&D facility and the Clouffee & Tea retail space (Town Square Las Vegas).

The components of leases and lease costs are as follows (in thousands):

Operating leases	As of December 31, 2025	As of September 30, 2025
Operating lease right-of use assets	$607	$731
Operating lease liabilities, current portion	$281	$301
Operating lease liabilities, non-current portion	326	429
Total operating lease liabilities	$607	$730

Future minimum lease payments under these leases as of December 31, 2025, are approximately as follows:

Fiscal Year	Amount
2026	210
2027	231
2028	54
2029	56
2030	14
Total future minimum lease payments	$565

Note 12: Subsequent Events

On January 27, 2026, we entered into a securities purchase agreement (the “Purchase Agreement”) with an institutional investor. Pursuant to the Purchase Agreement, we agreed to issue and sell to the investor, and the investor agreed to purchase from us, in a private placement (the “Private Placement”), 8,500,000 shares of our Class B common stock, at a purchase price of $4.55 per share, for aggregate gross proceeds of $38,675,000, prior to deducting placement agent’s fees and other offering expenses payable by us. The Private Placement closed on January 29, 2026. The net proceeds from the Private Placement were approximately $36.2 million, after deducting placement agent fees and estimated offering expenses payable by us. We intend to use the net proceeds for working capital, general corporate purposes, including the further development of our product capabilities, and the procurement of inventory, specifically for robotic hardware.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our consolidated financial statements and the related notes contained elsewhere in this Report and in our other filings with the SEC. The following discussion may contain predictions, estimates, and other forward-looking statements that involve a number of risks and uncertainties, including those discussed under “Risk Factors” in our 2025 Annual Report and elsewhere in this Report. These risks could cause our actual results to differ materially from any future performance suggested below.

Overview

We are a robotics company focused on the development of embodied AI systems for manufacturing, retail, hospitality, and other sectors. We develop proprietary hardware and software that employ the latest robotics and AI innovations. Our goal is to deploy robotics at scale in business operations across our target markets.

Recent Developments

On January 27, 2026, we entered into the Purchase Agreement with an institutional investor. Pursuant to the Purchase Agreement, we agreed to issue and sell to the investor, and the investor agreed to purchase from us, in the Private Placement, 8,500,000 shares of our Class B common stock, at a purchase price of $4.55 per share, for aggregate gross proceeds of $38,675,000, prior to deducting placement agent’s fees and other offering expenses payable by us. The Private Placement closed on January 29, 2026. The net proceeds from the Private Placement were approximately $36.2 million, after deducting placement agent fees and estimated offering expenses payable by us. We intend to use the net proceeds for working capital, general corporate purposes, including the further development of our product capabilities, and the procurement of inventory, specifically for robotic hardware.

Key Business Highlights for the First Quarter of Fiscal Year 2026

Strategic and Operational Milestones

●	RaaS Contract Acceleration: Successfully expanded our Robots-as-a-Service (RaaS) footprint, demonstrating continued market adoption of our recurring revenue model. This growth validates our long-term strategy to shift away from one-time hardware sales toward a high-quality, predictable revenue base.

●	Continued Investment in Research and Development: During the first quarter of fiscal year 2026, we continued to invest in research and development focused on artificial intelligence, system autonomy, and intelligent human-machine interaction across our robotic platforms. As a member of the NVIDIA Connect program, we have continued to utilize NVIDIA-based AI computing platforms and robotics software frameworks to enhance real-time perception, decision-making, and on-device autonomy.

In addition, during the quarter, we continued development activities under a previously disclosed non-commercial technology collaboration agreement with Microsoft Corporation through the Microsoft AI Co-Innovation Lab, supporting the evaluation and development of certain artificial intelligence workflows. Subsequent to the end of the quarter, Microsoft published a blog post on its website referencing this engagement.

These efforts are intended to enhance product functionality and support scalable commercial deployment across multiple industry verticals.

●	Expansion of Hospitality Management Segment (AlphaMax): Advanced the strategic rollout of our proprietary hospitality concepts by commencing development of a new Clouffee and Tea location in the San Francisco Financial District. Site preparation and operational workflows are currently in progress, with the location scheduled to officially commence operations in the second quarter of fiscal year 2026.

Financial and Capital Milestones

●	Net loss attributable to common stockholders was $(8.4) million for the quarter, compared to $(3.5) million in the prior year period. Excluding stock-based compensation expenses, the Adjusted Net Loss Attributable to Common Stockholders was $(0.1 million), a substantial improvement compared to the $(3.5 million) Adjusted Net Loss in the prior year period. On a per-share basis, the Adjusted Basic and Diluted Net Loss was $0.00, compared to $(0.04) per share in the prior year quarter.

●	Balance Sheet Strengthening: We successfully utilized our ATM offering program and exercise of warrants to raise $46.5 million in gross proceeds, substantially strengthening our liquidity and providing capital to accelerate the build-out of the RaaS asset fleet. A portion of these proceeds was generated through a direct sale of shares to a large institutional investor under the ATM program.

Factors and Trends Affecting Our Business and Results of Operations

The following trends and uncertainties either affected our financial performance historically or are likely to impact our results of operations in the future:

●	As our robotic products’ market potential is seen by others, more competitors could enter the market, which may lead to price competition and a decline in profit margins;

●	A recession could lead to a decline in customer demand in our robotic products and services;

●	Some of the products are currently assembled by suppliers in China, which may delay the supply if they are affected by international shipping, epidemic, geopolitical conflicts and other factors;
●	We anticipate that our general and administrative expenses will continue to increase in the future as a result of increased costs associated with being a public company. These increases will likely include increased costs related to the hiring of additional personnel and fees to outside consultants, attorneys, and accountants, and personnel-related stock-based compensation costs, among other expenses, and, in the case of public company-related expenses, services associated with strengthening our internal control over financial reporting, maintaining compliance with Nasdaq listing and SEC reporting requirements, director and officer liability insurance costs, and investor and public relations costs, among other expenses; and

●	Inflationary pressures are also a concern as it is difficult to make reliable projections for the cost of components. This means profit margins could be affected, and our pricing would need to be re-evaluated on a regular basis.

Results of Operations

Comparison of the three months ended December 31, 2025 and 2024

The following table summarizes our results of operations (in thousands) for the three months ended December 31, 2025 and 2024, together with the dollar change in those items from period to period:

	Three Months ended December 31,
	2025	2024	Change
Revenue, net	$1,147	$1,257	$(110)
Cost of revenue, net	547	123	424
Gross profit	600	1,134	(534)

Operating expenses:
Research and development	448	484	(36)
Sales and marketing	188	245	(57)
General and administrative	11,773	4,303	7,463
Total operating expenses	12,409	5,032	7,370
Loss from operations	(11,809)	(3,898)	(7,904)
Non-operating income(expense):
Investment Income	3,401	333	3,068
Interest expense, net	(2)	(4)	2
Total other expenses	3,399	(329)	3,726
Loss before income tax expense	(8,410)	(3,569)	(4,836)
Consolidated net loss	(8,410)	(3,569)	(4,836)
Less: Net loss Attributable to Non-Controlling Interest	(8)	(21)	13
Net loss attributable to common stockholders	$(8,402)	$(3,548)	$(4,849)
Adjusted net loss attributable to common stockholders (non-GAAP )	(118)	(3,548)	3,435
Adjusted basic and diluted net loss per share (in each dollar, non-GAAP)	$0.00	$(0.04)	$(0.04)

Adjusted net loss attributable to common stockholders and adjusted basic and diluted net loss per share are non-GAAP financial measures. Refer to the Non-GAAP Financial Measures section below for a reconciliation of our financial results reported in accordance with GAAP to non-GAAP financial results.

Revenue

Revenue, net, for the three months ended December 31, 2025 was $1.14 million, a decrease of $110 thousand, or approximately 8.8%, compared to $1.25 million for the three months ended December 31, 2024.

This decrease was primarily due to a reduction in one-time product sales and other revenue, partially offset by significant growth in our recurring revenue streams, including leasing, services, and RaaS.

The breakdown of revenue is as follows:

	Three Month ended December 31,
	2025	2024	Change

Product Sale	$357	$538	$(181)
Leasing/Service/Rental	405	133	272
RaaS	319	243	76
Other	66	343	(277)
Total	$1,147	$1,257	$(110)

Business Model Transition and Revenue Recognition

Historically, we generated revenue primarily through Product Revenue (outright hardware sales), resulting in immediate revenue and immediate Cost of Revenue recognition.

During fiscal 2025, we fundamentally shifted our approach to emphasize long-term relationships and recurring revenue through leasing and service arrangements.

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

The decrease in Product Sale revenue for the three months ended December 31, 2025, compared to the same period in 2024, was directly attributable to our strategic focus on reducing one-time hardware transactions in favor of recurring contracts. This activity aligns with our long-term revenue strategy.

Our long-term focus remains on expanding recurring revenue through service, rental, and leasing arrangements. The increases in Leasing, Service, and RaaS revenue during the three months ended December 31, 2025, were driven by the successful deployment of robots under these recurring models. Underlying adoption of these recurring arrangements continues to increase, validating our transition away from capital-intensive direct sales.

Detailed Revenue Streams and Recognition

Our revenue is classified into four primary streams:

1. Product Revenue

●	Description: Revenue from traditional, outright sales of hardware where the customer takes ownership.

●	Recognition: Recognized at a point in time (transfer of control, per ASC 606).

●	Impact: The decrease for the three months ended December 31, 2025, was driven by our strategic shift away from one-time hardware sales. We anticipate this mix will continue to stabilize at lower levels as we prioritize long-term recurring revenue models.

2. Leasing/Service/Rental Revenue

●	Description: Revenue from short-term rentals, maintenance contracts, subscriptions, and installation services.

●	Recognition: Recognized over time or at a point in time, based on contract specifics.

●	Impact: This category experienced substantial growth, increasing to $405 thousand for the three months ended December 31, 2025. The increase was primarily attributable to the expansion of our event robot rental services, as we supported a higher volume of short-term deployments across promotional and commercial events.

3. RaaS Revenue

●	Description: Revenue from long-term operating agreements for the robotics fleet.

●	Recognition: Recognized over the term of the lease agreement.

●	Impact: This stream increased to $319 thousand for the three months ended December 31, 2025, demonstrating accelerated adoption. As our primary long-term growth engine, RaaS continues to drive predictable, recurring revenue, central to our long-term value creation strategy.

4. AlphaMax (Cloutea)

●	Description: Revenue generated from the AlphaMax subsidiary, which operates as a hospitality management company overseeing various cafes and restaurants.

●	Recognition: Recognized according to the performance obligations outlined in the specific management or operating contracts.

●	Impact: This segment contributed $66 thousand in total revenue for the three months ended December 31, 2025. This revenue is non-robotics related, and the decrease compared to the prior year period reflects fluctuations in the specific hospitality operations managed by this subsidiary.

Clouffee and Tea Restaurant Brand

Clouffee and Tea is our first self-owned restaurant brand, designed to showcase our RaaS model directly to consumers. The concept seamlessly blends innovative robotic technology with a vibrant coffee and tea culture to create an engaging customer experience. We are currently in the process of opening a new store in the San Francisco Financial District, which is scheduled to officially open in the second quarter of fiscal 2026.

Cost of Revenue

Cost of revenue, net, increased by $424 thousand, or approximately 344.7%, from $123 thousand for the three months ended December 31, 2024 to $547 thousand for the three months ended December 31, 2025. This increase was primarily driven by the expansion of our service and support infrastructure to support the growing RaaS fleet, as well as increased depreciation expenses associated with deployed assets.

Depreciation of Rental Assets: For the three months ended December 31, 2025, depreciation expense attributable to our RaaS fleet was approximately $47 thousand. We expect this non-cash expense to increase in future periods as our installed base of leased robots expands, creating a predictable cost structure that scales with recurring revenue. We continue to focus on optimizing our manufacturing and supply chain processes to maintain a competitive cost structure.

Gross Profit

Gross profit decreased by $534 thousand, or approximately 47.1%, to $600 thousand for the three months ended December 31, 2025, from $1,134 thousand for the three months ended December 31, 2024. Gross margin was 52.3% for the three months ended December 31, 2025, compared to 90.2% for the three months ended December 31, 2024.

The variance in gross margin is primarily attributable to the structural difference in our operating model between the two fiscal periods:

●	Comparison to Prior Year Low Cost Base: The gross margin in the first quarter of fiscal 2025 (ended December 31, 2024) was exceptionally high, reflecting a leaner cost structure with minimal fixed overhead. During that period, revenue was derived primarily from direct sales that did not require the extensive service, support, and fleet maintenance infrastructure we have since established.

●	Current Period Infrastructure Investment: In the current quarter (fiscal 2026), our Cost of Revenue includes significant upfront investments in the technical support and field service teams necessary to support our growing Robots-as-a-Service (RaaS) fleet. While these costs dampen margins in the near term, they are essential scalability investments that do not scale linearly with revenue.

We expect gross margins to remain below the exceptional levels seen in the first quarter of fiscal 2025 as we continue to scale our RaaS operations. However, we anticipate margin stabilization and improvement over the long term as our recurring revenue base grows to absorb these expanded infrastructure costs.

Research and Development Expenses

R&D expenses decreased by $36 thousand, or approximately 7.4%, to $448 thousand for the three months ended December 31, 2025, from $484 thousand for the three months ended December 31, 2024. This slight decrease reflects our continued focus on optimizing development resources as we transition from initial hardware prototyping to refining our RaaS software platform and integration capabilities.

Sales and Marketing Expenses

Sales and marketing (S&M) expenses decreased $57 thousand, or approximately 23.3%, to $188 thousand for the three months ended December 31, 2025, from $245 thousand for the three months ended December 31, 2024. This decrease was primarily due to a strategic realignment of our marketing efforts toward targeted B2B outreach for our RaaS program, rather than broad-based brand awareness campaigns.

General and Administrative Expenses

General and administrative (G&A) expenses increased substantially by $7.5 million, or approximately 173.60%, to $11.8 million   for the three months ended December 31, 2025, from $4.3 million for the three months ended December 31, 2024.

The increase was primarily attributable to:

●	Stock-Based Compensation: We recognized approximately $6.8 million in stock-based compensation expense related to equity grants for employees, reflecting our commitment to retaining top talent and aligning employee incentives with shareholder value.

●	Professional Services: We incurred approximately $1.4 million in contract and consultant service fees, driven by increased requirements for legal, audit, and strategic consulting services associated with our status as a public company and our ongoing business transformation.

Investment Income

Investment income increased significantly by $3,068 thousand to $3,401 thousand for the three months ended December 31, 2025, from $333 thousand for the three months ended December 31, 2024. This increase was primarily driven by higher returns on our cash equivalents and short-term investment holdings, reflecting the effective management of our capital resources following recent financing activities.

Other Income (Expense)

Interest expense, net, decreased from $4 thousand for the three months ended December 31, 2024 to $2 thousand for the three months ended December 31, 2025, primarily due to the repayment of outstanding interest-bearing debt during the fiscal year.

Non-GAAP Financial Measures

Adjusted net loss attributable to common stockholders and adjusted basic and diluted net loss per share are non-GAAP financial measures which exclude share-based compensation for employees from general and administrative expense. Share-based compensation is considered non-cash expenses. We believe these non-GAAP measures aid investors by providing additional insight into our financial performance and help clarify trends affecting our business. For comparability of reporting, management considers non-GAAP measures in conjunction with GAAP financial results in evaluating business performance. These non-GAAP financial measures presented should not be considered a substitute for, or superior to, the measures of financial performance prepared in accordance with GAAP.

The following table reconciles our financial results reported in accordance with GAAP to non-GAAP financial results:

	Three Months Ended September 30
	2025	2024
Numerators:
Net loss attributable to common stockholders	$(8,402)	$(3,548)
Stock based compensation expense	8,284	-
Adjusted net loss attributable to common stockholders (non-GAAP)	(118)	(3,548)
Denominator:
Weighted Average ordinary shares used in computing	197,731,671	95,785,054
Basic and diluted net loss per share (in each dollar)	(0.04)	(0.04)
Adjusted basic and diluted net loss per share (in each dollar, non-GAAP)	$0.00	$(0.04)

Liquidity and Capital Resources

Our primary sources of liquidity are cash and cash equivalents, which consist of cash on hand and short-term investments that are readily convertible to cash. As of December 31, 2025, our cash and cash equivalents totaled $271.8 million. This represents a significant increase from $19.8 million at the end of December 31, 2024. The substantial increase in our cash position is primarily attributable to the net proceeds received from issuance of shares of Class B common stock and from the exercise and issuance of warrants. These proceeds significantly strengthened our balance sheet and provided us with financial flexibility to invest in our growth initiatives, including expanding our R&D team, and purchase   of property and equipment to support our expanding operations. This increase was partially offset by cash used in operating activities, primarily due to our net loss and investments in working capital.

During the three months ended December 31, 2025, we issued an aggregate of 15,156,685 shares of Class B common stock through our ATM offering program for aggregate proceeds of $69.1 million, and 4,485,946 shares of Class B common stock pursuant to the exercise of investor warrants for aggregate proceeds of $9.2 million.

Comparison of the three months ended December 31, 2025 and 2024

The following table summarizes our cash flow information (in thousands) for the three months ended December 31, 2025 and 2024, together with the dollar change in those items from period to period:

	Three Months ended December 31,
	2025	2024	Change
Net Cash provided by (used in):
Operating activities	$(1,605)	$(3,599)	1,994
Investing activities	$1,540	(380)	1,920
Financing Activities	$78,247	9,240	69,007
Net increase (decrease) in cash	$78,182	$5,261	72,921

Operating Activities

Net cash used in operating activities for the three months ended   December 31, 2025 was $1,605 thousand, primarily driven by a net loss of $8,402 thousand, significantly offset by non-cash charges of $8,637 thousand and a net change in operating assets and liabilities of $1,840 thousand. Non-cash charges primarily included $8,284 thousand stock based compensation, and $353 thousand of depreciation and amortization expense. The cash flow impact from changes in net operating assets and liabilities was mainly driven by a decrease in accrued expenses and other payable of $1,222 thousand, inventory of $498 thousand, and accounts payable of $265 thousand, which was partially offset by decreases in right-of-use assets of $124 thousand and increase in deferred revenue of $110 thousand.

Net cash used in operating activities for the three months ended December 31, 2024 was $3,599 thousand, primarily due to a net loss of $3,569 thousand   and a decrease of $30 thousand in net operating assets and liabilities. The cash flow impact from changes in net operating assets and liabilities was primarily driven by decrease in accounts receivable of $755 thousand and inventory of $248 thousand, partially offset by increase in accounts payable of $380 thousand.

Investing Activities

Net cash provided by investing activities was $1,540 thousand for the three months ended December 31, 2025, primarily driven by $2.1 million on proceeds from maturities and sales of short-term investments, partially offset by $454 thousand on purchase of short-term investment, and $71 thousand on purchase property and equipment.

Net cash used for investing activities was $380 thousand for the three months ended December 31, 2024, primarily due to $175 thousand on purchase of long-term investments and $127 thousand on short-term investments.

Financing Activities

Net cash provided by financing activities totaled $78.2 million for the three months ended December 31, 2025, mainly due to $69.1 million from issuance of ordinary shares and $9.2 million from proceeds from warrants exercise.

Net cash provided by financing activities totaled $9.2 million for the year ended December 31, 2024. We received $9.2 million from issuance of common stock.

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

Item 4. Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer, Chief Financial Officer, and Vice President of Finance (our “Certifying Officers”), evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of December 31, 2025.

In our Annual Report on Form 10-K for the fiscal year ended September 30, 2025 (“2025 Annual Report”), management concluded that our disclosure controls and procedures were not effective due to a material weakness in internal control over financial reporting. This weakness related to the design and operation of controls over complex accounting judgments and transaction processing, specifically in the areas of revenue recognition, inventory, investments, intangible assets, and certain payroll processes.

Based on the evaluation performed as of December 31, 2025, and the remediation measures implemented during the quarter as described below, our Certifying Officers have concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Report.

(b) Changes in Internal Control over Financial Reporting

During the fiscal quarter ended December 31, 2025, we implemented the following remediation measures to address the material weaknesses previously identified in our 2025 Annual Report:

Revenue Recognition and Deferred Revenue: We enhanced our contract review process and management oversight of significant judgments to ensure that transaction prices are appropriately allocated to performance obligations for our Robots-as-a-Service (RaaS) model. Controls now ensure revenue is recognized over time only after robotic solutions are fully operational at the customer site.

Inventory and Asset Valuation: We implemented more rigorous reconciliation procedures and periodic reviews to support the valuation of inventory and the carrying value of intangible assets, ensuring these estimates are supported by current market conditions and anticipated usage.

Technical Accounting Oversight: We strengthened our financial closing process by increasing the depth of technical review for complex or non-routine transactions, particularly those involving entity-level judgments.

Other than the remediation activities described above, there were no changes in our internal control over financial reporting during the quarter ended December 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

On June 2, 2025, a civil action was filed against Richtech and certain of our officers in the Supreme Court of the State of New York, County of Kings (Index No. 517888/2025). The complaint asserts claims for breach of contract, breach of express and implied warranties, fraud, and joint venture liability. The plaintiff seeks damages in excess of $600,000, including compensatory and punitive damages. On September 26, 2025, we filed a motion to dismiss the case. We believes the claims are meritless and are vigorously defending the action. While the outcome of litigation is inherently uncertain, we do not believe this matter will have a material adverse effect on our financial condition, results of operations, or cash flows.

On February 2, 2026, a putative securities class action lawsuit was filed against Richtech and certain of its officers in the United States District Court for the District of Nevada, captioned Luiz Gonzalez Diez v. Richtech Robotics Inc., et al., No. 2:26-cv-00231 (D. Nev.). The complaint asserts claims for alleged violations of federal securities laws related to statements made in a press release issued by Richtech on January 27, 2026. The plaintiff seeks to represent a class of persons and entities who purchased or otherwise acquired Richtech’s publicly traded securities during the period from January 27, 2026 through 12:00 PM EST on January 29, 2026 and seeks unspecified damages and other relief. We dispute the allegations in the complaint and intend to defend the case vigorously. The case is at an early stage and we cannot reasonably estimate the amount of any potential financial loss or cost that could result from this lawsuit.

Item 1A. Risk Factors.

As a smaller reporting company under Rule 12b-2 of the Exchange Act, we are not required to include risk factors in this Report. However, as of the date of this Report, there have been no material changes with respect to those risk factors previously disclosed in our (i) registration statement for our initial public offering and (ii) 2025 Annual Report. Any of these factors could result in a significant or material adverse effect on the results of our operations or financial condition. Additional risks could arise that may also affect our business or ability to consummate an initial business combination. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

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

Other Information

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Report.

No.	Description of Exhibit
3.1	Articles of Amendment to Articles of Incorporation of Richtech Robotics Inc. (incorporated by reference to Exhibit 3.1 to Richtech’s Current Report on Form 8-K filed on November 17, 2025).
10.1	Second Amended and Restated Richtech Robotics Inc. 2023 Stock Option Plan (incorporated by reference to Exhibit 10.1 to Richtech’s Current Report on Form 8-K filed on November 17, 2025).
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

**	Furnished.

#	Certain portions of this exhibit have been omitted because the omitted information is (i) not material and (ii) would likely cause competitive harm to Richtech if publicly disclosed.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RICHTECH ROBOTICS INC.

Date: February 11, 2026	By:	/s/ Zhenwu Huang
	Name:	Zhenwu Huang
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: February 11, 2026	By:	/s/ Zhenqiang Huang
	Name:	Zhenqiang Huang
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)