Form 10-K/A
period 2025-09-30
RICHTECH ROBOTICS INC.
filed 2026-08-07
CIK 1963685

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☒

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of January 20, 2026, there were 39,934,846 shares of Class A common stock outstanding and 175,161,127 shares of Class B common stock outstanding.

i

EXPLANATORY NOTE

Restatement Background

In connection with the preparation and review of the Richtech Robotics Inc. (the “Company”) financial statements for the quarter ended March 31, 2026, management identified errors in the Company’s previously issued financial statements for the fiscal years ended September 30, 2025 and 2024 and unaudited interim financial statements for the periods ended December 31, 2024, March 31, 2025, June 30, 2025 and December 31, 2025 (collectively, the “Affected Financial Statements”). As a result of these findings, on June 9, 2026, the audit committee, in consultation with the Company’s management, determined that the Affected Financial Statements should no longer be relied upon.

Additionally, the Company determined that any previously issued or filed reports, including financial statements, and other communications describing the Affected Financial Statements and related financial information should no longer be relied upon.

The identified errors primarily relate to the Company’s accounting for warrants issued in connection with equity financing transactions, employee and nonemployee stock-based compensation arrangements, transactions executed under a Standby Equity Purchase Agreement dated as of February 15, 2024, with YA II PN, Ltd. (“SEPA”) and related notes payable, inventory and property and equipment classifications, and the classification of certain operating expenses. Specifically, the Company did not appropriately evaluate and record certain warrants, including placement agent warrants that should have been recognized as nonemployee share-based compensation and classified within mezzanine equity, as well as pre-funded warrants, common warrants, and common inducement warrants that should have been recognized as liabilities and subsequently remeasured at fair value each reporting period. As a result, certain balances were improperly classified among liabilities, mezzanine equity, and additional paid-in capital, and changes in fair value were not appropriately recognized in earnings. In addition, certain stock-based compensation awards, including awards requiring mezzanine equity classification, were improperly accounted for, resulting in misstatements of additional paid-in capital and compensation expense. The Company also identified errors in its accounting for the SEPA and related notes payable, including the failure to appropriately recognize the SEPA as a derivative instrument and to properly account for settlements of liabilities through the issuance of common stock. Further, certain costs of revenue and research and development expenses were incorrectly classified within general and administrative expenses. The Company also identified errors related to inventory and property and equipment, including the incorrect classification of certain inventory purchases as property and equipment and the miscategorization of certain fixed assets, which resulted in misstatements of inventory, property and equipment, depreciation expense, and cost of revenue. Additionally, certain intangible assets were not appropriately accounted for due to revisions to their estimated useful lives, resulting in shorter amortization periods (collectively, the “Errors”).

Restatement of Previously Issued Financial Statements

This Amendment to the Annual Report on Form 10-K/A (“Form 10-K/A”) is being filed to include audited consolidated financial statements as of and for the fiscal years ended September 30, 2025 and 2024. The Company has restated certain information within this Form 10-K/A, including the consolidated financial statements for the fiscal years ended September 30, 2025 and 2024 and certain related disclosures, as well as applicable comparative interim financial information for the quarterly periods ended December 31, 2024, March 31, 2025 and June 30, 2025 within fiscal year 2025.

In addition to the restatement adjustments described above, the Company also evaluated other identified errors that were determined to be immaterial, individually and in the aggregate, to the previously issued financial statements for the impacted periods. Such items have been corrected in the period presented in this Form 10-K/A. The Company evaluated the identified misstatements in accordance with Accounting Standards Codification (“ASC”) 250, Accounting Changes and Error Corrections, and SEC Staff Accounting Bulletin No. 99 (“SAB 99”), considering both quantitative and qualitative factors. Based on this evaluation, the Company concluded that the errors were material to the previously issued financial statements for the impacted periods. Accordingly, the Company has restated the affected financial statements to reflect correction of these errors.

See Note 2 and Note 3, Restatement of Previously Issued Financial Statements, to the consolidated financial statements included in Part II, Item 8 of this Form 10-K/A for additional information regarding the restatement, including a description of the Errors and the impact on the Company’s consolidated financial statements and related disclosures.

Except as described above, no other information included in the original Form 10-K is being amended or updated by this Form 10-K/A and, other than as described herein, this Form 10-K/A does not purport to reflect any information or events subsequent to the original Form 10-K, including the deregistration of our joint venture company, Boyu Artificial Intelligence (Beijing) Co., Ltd. (“Boyu”), on April 3, 2026. This Form 10-K/A continues to describe the conditions as of the date of the original Form 10-K and, except as expressly contained herein, we have not updated, modified or supplemented the disclosures contained in the original Form 10-K. For updates on Boyu and other subsequent events, please see our periodic reports and current reports filed with the Securities and Exchange Commission (the “SEC”) on or after the date hereof.

ii

PART I

CAUTIONARY NOTE ON FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K/A (this “Report”) contains forward-looking statements that involve risks and uncertainties. You should not place undue reliance on these forward-looking statements. Our actual results could differ materially from those anticipated in the forward-looking statements for many reasons, including the reasons described in our “Business,” “Risk Factors,” and “Management Discussion and Analysis of Financial Condition and Result of Operations” sections, as well as those discussed elsewhere in this Report. In some cases, you can identify these forward-looking statements by terms such as “anticipate,” “believe,” “continue,” “could,” “depends,” “estimate,” “expects,” “intend,” “may,” “ongoing,” “plan,” “potential,” “predict,” “project,” “should,” “will,” “would” or the negative of those terms or other similar expressions, although not all forward-looking statements contain those words.

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

Evolution of Sales Model Mix

Our model combines direct product sales with RaaS. The table below illustrates the shift away from being a purely product-driven company over the past two fiscal years (in thousands):

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

Research and Development

In fiscal years 2025 and 2024, we spent $3,302 thousand and $2,635 thousand, respectively, on R&D. Our R&D efforts in 2025 primarily focused on developing and testing innovative solutions tailored to various market verticals for our humanoid and AMR robotic platforms. We remain committed to enhancing our competitive edge by creating groundbreaking solutions, advancing at a pace ahead of our competitors, and capturing maximum market share in the emerging service robotics industry.

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

On April 10, 2025, we entered into an MSA (the “Automotive MSA”), with a top 5 automotive dealership by revenue and number of dealerships in the United States, under which Richtech would perform work according to Statement(s) of Work (“SOW”). The full launch of the Automotive MSA was subject to the successful completion of the pilot program and approval of the client’s management team, which occurred on August 27, 2025. The Automotive MSA will continue in force as long as one or more SOWs remain in effect and will renew for an additional 12 month period unless either party notices the other party in writing of its intent not to review 30 days prior to the expiration of the term. The Automotive MSA also contains other customary provisions, including intellectual property and confidentiality. As of November 14, 2026, there are 9 active SOWs under the MSA. We expect the number of active SOWs to continue to grow through fiscal year 2026. As of fiscal year 2025, the SOWs under the Automotive MSA total $388.8 million in contract value, with $44.1 million in payments received.

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

On September 23, 2025, we entered into an additional At The Market Offering Agreement with the Agents (the “September ATM Agreement”), pursuant to which the Company may offer and sell, from time to time through or to Rodman or such other Agent selected by Rodman, as sales agent and/or principal, shares of our Class B common stock having an aggregate offering price of up to $1 billion. The offer and sale of the shares are being made pursuant to an automatic shelf registration statement on Form S-3ASR and the related base prospectus and accompanying prospectus dated September 24, 2025 (File No. 333-290477), which became effective upon filing on September 24, 2025 (the “September ATM Prospectus”). The terms of the September ATM Agreement, including the method of sale and the 3.0% fixed cash commission rate, are substantially consistent with those of the August ATM Agreement. Pursuant to the September ATM Agreement, the Company and Rodman further established a new twelve (12) month exclusivity period for any current or subsequent at-the-market program, which commenced on September 23, 2025. As of September 30, 2025, the Company sold an aggregate of 6,282,472 shares of Class B common stock under the September ATM Agreement, for aggregate proceeds of approximately $26.8 million.

The foregoing description of each of the August ATM Agreement and the September ATM Agreement is not complete and is qualified in its entirety by reference to the full text of such agreements, copies of which are filed herewith as Exhibit 10.17 and Exhibit 10.18, respectively, to this Report and are incorporated herein by reference herein.

Inducement Warrants

On February 10, 2025, the Company entered into a warrant exercise inducement offer letter (the “Inducement Letter”) with a holder (the “Holder”) of its existing common stock warrants exercisable for an aggregate of 2,699,797 shares of its Class B common stock (collectively, the “Existing Warrants”), to exercise its Existing Warrants at the existing exercise price of $1.35 per share, in exchange for the Company’s agreement to issue new common stock warrants to purchase 2,699,797 shares of Class B common stock at an exercise price per share of $4.00 (the “Inducement Warrants”). The aggregate gross proceeds from the exercise of the Existing Warrants were approximately $3.6 million, before deducting financial advisory fees. In consideration for the immediate exercise of the Existing Warrants for cash, the Holder received the Inducement Warrants in a private placement. The Inducement Warrants have an exercise price of $4.00 per share, are immediately exercisable and will be exercisable for five years from the date of issuance.

Property Purchase and Sale Agreement

On April 8, 2025 (the “Effective Date”), the Company entered into an agreement (the “Purchase and Sale Agreement”) with L & R Investment LLC, a Utah limited liability company (the “Seller”), with respect to the purchase of a parcel of land of approximately 20,000 square feet located at 2975 Lincoln Road, Las Vegas, Nevada 89115 (the “Property”). This Property will serve as the Company’s new headquarters. The purchase price of the Property was $4.1 million, inclusive of a $0.05 million earnest money payment (the “Earnest Money”). On May 15, 2025, the Company completed the purchase of the Property as contemplated in the Purchase and Sale Agreement and relocated its headquarters to the Property.

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

We have identified a material weakness in our internal controls over financial reporting as of September 30, 2025 relating to the design and consistent operation of certain entity-level and process-level controls supporting complex accounting judgments and transaction processing. These controls support, among other areas, inventory accounting, revenue recognition, investments, intangible assets, certain payroll-related processes, and the accounting for complex financing transactions, including the liability or equity classification of warrants, stock-based compensation arrangements, and derivative instruments. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected and corrected on a timely basis.

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

As of September 30, 2025, we had $18,694 U.S. federal net operating loss carryforwards. Under legislation enacted in 2017, informally titled the Tax Cuts and Jobs Act (the “TCJA”) as modified in 2020 by the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), unused U.S. federal net operating losses generated in tax years beginning after December 31, 2017, will not expire and may be carried forward indefinitely, but the deductibility of such federal net operating loss carryforwards in taxable years beginning after December 31, 2020, is limited to 80% of taxable income. It is uncertain if and to what extent various states will conform to the TCJA or the CARES Act. In addition, our ability to utilize any federal net operating loss carryforwards may be limited under Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”). The limitations apply if we experience an “ownership change,” which is generally defined as a greater than 50 percentage point change (by value) in the ownership of our equity by certain stockholders or groups of stockholders over a rolling three-year period. Similar provisions of state tax law may also apply to limit the use of any state net operating loss carryforwards. We have not yet completed a Section 382 analysis, and therefore, there can be no assurances that any previously experienced ownership changes have not materially limited our utilization of affected net operating loss carryforwards. Future changes in our stock ownership, which may be outside of our control, may trigger an ownership change that materially impacts our ability to utilize any pre-change net operating loss carryforwards. In addition, there may be periods during which the use of net operating loss carryforwards is suspended or otherwise limited.

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

The following table sets forth information as to the real property currently leased by us:

Lessor	Lessee	Location	Area (Square Feet)	Annual Rent FY2025	Current Term Expires	Use
Cameron Industrial Park, LLC	Richtech Robotics Inc.	4175 Cameron St, Ste 1 & 2 & A1 &A2 & C & 5, Las Vegas, NV 89103	15,792	$268,278	August 31, 2027	R&D
SRMF Town Square Owner LLC	Alphamax Management LLC	6587 Las Vegas Blvd South B187, Las Vegas, Nevada 89119	1,000	$33,333	January 31, 2030	Store

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

On June 2, 2025, a civil action was filed against the Company and certain of its officers in the Supreme Court of the State of New York, County of Kings (Index No. 517888/2025). The complaint asserts claims for breach of contract, breach of express and implied warranties, fraud, and joint venture liability. The plaintiff seeks damages in excess of $0.6 million, including compensatory and punitive damages. On September 26, 2025, the Company filed a motion to dismiss the case. The Company believes the claims are meritless and is vigorously defending the action. While the outcome of litigation is inherently uncertain, we do not believe this matter will have a material adverse effect on our financial condition, results of operations, or cash flows.

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

Strategic and Operational Milestones

●	RaaS Contract Acceleration: Successfully secured 55 RaaS contracts, demonstrating strong market adoption of our RaaS model and validating the long-term strategy to build a high-quality, predictable recurring revenue base.

●	Expansion of Hospitality Management Segment (AlphaMax): Launched strategic initiatives under the AlphaMax subsidiary, including deployment of robots in restaurants in partnered with Walmart stores. Two franchise agreements were secured during the period to kickstart this expansion.

●	New Brand Launch (Clouffee & Tea): Established our first self-owned robotic restaurant brand, Clouffee & Tea, which serves as a scalable franchise blueprint, a live platform for technological testing, and a new growth channel, with the inaugural location opening in Las Vegas in early 2025.

●	Corporate Restructuring and Infrastructure: The Company purchased a new corporate headquarters in Las Vegas, Nevada, optimizing its long-term operational footprint and accommodating organizational growth.

●	New Data Services: We have launched a new suite of services focused on producing robotic training datasets and embodied AI development.

Financial and Capital Milestones

●	Total Revenue Growth: Achieved a 19% increase in total net revenue, rising to $5.0 million for fiscal year 2025, despite the short-term revenue impact caused by the strategic shift to the RaaS model.

●	Gross Margin Reduction: Contributed to a decrease in gross profit of $893 thousand, or 33%, reflecting the continued shift from one-time hardware sales toward leasing and recurring revenue arrangements. Under this model, robots are recognized as long-lived assets and depreciated over the lease term, which can improve the timing of expense recognition and support gross margin performance relative to the traditional one-time sale model. The resulting impact on gross profit was modest during 2025 as the business model transition continued.

●	Balance Sheet Strengthening (Subsequent Event): Subsequent to September 30, 2025, the Company successfully utilized its At-The-Market (“ATM”) offering program to raise $71.6 million in gross proceeds, substantially strengthening our liquidity and providing capital to accelerate the build-out of the RaaS asset fleet. A portion of these proceeds was generated through a direct sale of shares to a large institutional investor under the ATM program.

●	Deleveraging and Cost Optimization: Executed decisive corporate finance activities, resulting in an 89.1% reduction in net interest expenses, primarily through the pay-down and conversion of high-interest debt, significantly improving the Company’s structural cost of capital.

●	Continued Investment in Research and Development: Richtech Robotics remains dedicated to innovation and technological advancement, as evidenced by the increase in research and development expenses during fiscal year 2025. These investments are focused on expanding our product portfolio, enhancing existing offerings, and maintaining our competitive edge in the dynamic robotics market.

●	Expansion of Sales and Marketing Efforts: To support the RaaS model and drive customer acquisition, the Company has significantly increased its investment in sales and marketing initiatives. These efforts are crucial for educating potential customers about the benefits of leasing robotics solutions, building brand awareness, and cultivating new customer relationships.

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

Subsequent Capital Raise – At-The-Market Offering

Subsequent to September 30, 2025, we utilized our at-the-market offering program (the “September ATM”) to issue and sell an aggregate of 15,156,685 shares of Class B common stock, receiving aggregate gross proceeds of $71.6 million. A portion of such proceeds was generated through a direct sale of shares to a large institutional investor under the September ATM. We intend to use the proceeds to accelerate the build-out of our RaaS asset fleet.

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

Comparison of the fiscal years ended September 30, 2025 and 2024

The following table summarizes our results of operations for the fiscal years ended September 30, 2025 and 2024, together with the dollar change in those items from period to period (in thousands):

	Year ended September 30,
	2025	2024	Change
Revenue, net	$5,045	$4,240	$805
Cost of revenue, net	3,235	1,537	1,698
Gross profit	1,810	2,703	(893)

Operating expenses:
Research and development	3,302	2,635	667
Sales and marketing	741	1,315	(574)
General and administrative	14,967	6,533	8,434
Total operating expenses	19,010	10,483	8,527
Loss from operations	(17,200)	(7,780)	(9,420)
Non-operating income(expense):
Investment Income	2,177	13	2,164
Other income (loss)	(34,172)	7,587	(41,759)
Interest expenses, net	(83)	(762)	679
Total other expenses	(32,078)	6,838	(38,916)
Loss before income tax expense	(49,278)	(942)	(48,336)
Income tax benefit/(expense)	96	(426)	522
Consolidated net loss	(49,182)	(1,368)	(47,816)
Less: Net loss Attributable to Non-Controlling Interest	(108)	-	(108)
Net loss attributable to common stockholders	$(49,074)	$(1,368)	$(47,704)

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

The breakdown of revenue is as follows (in thousands):

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

Cost of Revenue

Cost of revenue, net, increased by $1,698 thousand, or approximately 110.47%, from $1,537 thousand in 2024 to $3,235 thousand in 2025. This increase was primarily due to the Company’s shift toward RaaS sales and product sale with subscriptions arrangements, under which revenue is recognized over time while the related cost of revenue was recognized upfront.

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

Gross Profit

Gross profit decreased by $893 thousand, or approximately 33.04%, from $2,703 thousand in 2024 to $1,810 thousand in 2025.

The decrease in gross profit year over year is due to cost of revenue outpacing revenue, which is attributable to the Company transitioning toward a RaaS model. As the Company continues to transition towards this model, we anticipate gross profit to improve.

Research and Development Expenses

Research and development (R&D) expenses increased by $667 thousand, or approximately 25.31%, from $2,635 thousand in 2024 to $3,302 thousand in 2025. This increased investment demonstrates our commitment to maintaining technological leadership and fueling future growth. The increase is primarily attributable to:

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

Sales and Marketing Expenses

Sales and marketing (S&M) expenses decreased by $574 thousand, or approximately 43.65%, from $1,315 thousand in 2024 to $741 thousand in 2025. This significant decrease, despite an overall increase in net revenue, is primarily the result of:

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

General and Administrative Expenses

General and administrative (G&A) expenses increased dramatically by $8,434 thousand, or approximately 129.10%, from $6,533 thousand in 2024 to $14,967 thousand in 2025. This significant surge is primarily attributed to non-recurring and foundational investments required to transition the Company into a scalable public enterprise:

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

Other Income (Expense)

Interest expense, net, decreased from $762 thousand in fiscal year 2024 compared to $83 thousand in fiscal year 2025, primarily due to the repayment of outstanding interest-bearing debt during the fiscal year.

Other income (loss) decreased $41,759 thousand, from income of $7,587 thousand in fiscal year 2024 to a loss of $34,172 thousand in fiscal year 2025, which is due to the change in fair value of the warrant liability. The Company’s warrant liability is remeasured at fair value at each reporting period, and the resulting non-cash gain or loss is recognized within other income (loss). The change was driven by fluctuations in the underlying inputs to the fair value measurement for the warrant liability for the year ended September 30, 2025 compared to the year ended September 30, 2024.

Income Tax Benefit/(Expense)

Income tax benefit for the 2025 fiscal year was $96 thousand, compared to an income tax expense of $426 thousand in 2024, this is primarily driven by the removal of deferred tax benefits in 2024, management determined that it is more likely than not that the Company will be unable to realize the benefits of these deductible temporary differences in the future.

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

During the fiscal year ended September 30, 2025, the Company raised capital through three at-the-market offering agreements. On May 16, 2025, the Company entered into the May ATM Agreement with Rodman & Renshaw LLC, H.C. Wainwright & Co., LLC, and BTIG, LLC. Under this agreement, the Company issued and sold 45,636,983 shares of Class B common stock, generating gross proceeds of $100.0 million. On August 28, 2025, the Company entered into the August ATM Agreement with Rodman & Renshaw LLC and H.C. Wainwright & Co., LLC, which effectively replaced the May ATM Agreement. The Company issued and sold 27,322,000 shares of Class B common stock under this agreement, generating gross proceeds of $100.0 million. On September 23, 2025, the Company entered into the September ATM Agreement with Rodman & Renshaw LLC and H.C. Wainwright & Co., LLC for an aggregate offering price of up to $1.0 billion. During the fiscal year ended September 30, 2025, the Company issued and sold 6,282,472 shares under this agreement, generating gross proceeds of $26.8 million. For more information on the at-the-market offering agreements, please see “ITEM 1. Business – Material Contracts – ATM Agreements.”

Comparison of the years ended September 30, 2025 and 2024

The following table summarizes our cash flow information for the years ended September 30, 2025 and 2024, together with the dollar change in those items from period to period (in thousands):

	Year ended September 30,
	2025	2024	Change
Net Cash provided by (used in):
Operating activities	$(8,911)	$(4,941)	$(3,970)
Investing activities	(56,183)	(22,851)	(33,332)
Financing Activities	236,102	41,925	194,177
Net increase (decrease) in cash	$171,008	$14,133	$156,875

Operating Activities

Net cash used in operating activities for the year ended September 30, 2025 was $8,911 thousand, primarily driven by a net loss of $49,182 thousand, partially offset by non-cash charges of $39,472 thousand and a positive net change in operating assets and liabilities of $799 thousand. Non-cash charges primarily included $3,724 thousand of stock based compensation expense and $34,172 thousand of loss on the change in the fair value of the warrant liability. The cash flow impact from changes in net operating assets and liabilities was mainly driven by an increase in accrued expenses and other payable of $1,280 thousand, which was offset by increases in accounts receivable of $422 thousand, inventory of $96 thousand, and prepaid expenses and other current assets of $396 thousand.

Net cash used in operating activities for the year ended September 30, 2024 was $4,941 thousand, primarily due to a net loss of $1,368 thousand and net gains from non-cash increases of $6,679 thousand, offset by a positive net change in operating assets and liabilities of $3,106 thousand. The cash flow impact from changes in net operating assets and liabilities was primarily driven by decrease in accounts receivable of $4,218 thousand, deferred tax asset of $518 thousand and operating lease liabilities of $190 thousand, partially offset by decreases in accounts payable of $976 thousand, tax payable of $348 thousand, increases in right-of-use asset of $191 thousand and increase in inventory of $207 thousand,.

Investing Activities

Net cash used in investing activities was $56,183 thousand for the year ended September 30, 2025, primarily driven by $50,028 thousand in purchases of short-term investments, $5,144 thousand in purchases of property and equipment, and $590 thousand in purchases of intangible assets.

Net cash used for investing activities was $22,851 thousand net cash used for investing activities for year ended September 30, 2024, primarily driven by $15,940 thousand in purchases of short-term investments, $5,471 thousand in purchases of intangible assets, $730 thousand in purchases of long-term investments, and $844 thousand in purchases of property and equipment.

Financing Activities

Net cash provided by financing activities totaled $236,102 thousand for the year ended September 30, 2025, mainly due to $219,808 thousand from issuance of ordinary shares and $18,909 thousand from proceeds from warrants exercise.

Net cash provided by financing activities totaled $41,925 thousand for the year ended September 30, 2024. We received $39,468 thousand from issuance of common stock, $3,385 thousand from a loan settlement, and $3,102 thousand from a third party loan, offset by a $3,792 thousand payment of loans received from third parties and $238 thousand payment of related party debt.

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

Recent Accounting Pronouncements Not Yet Adopted

See Note 4 to our audited financial statements included elsewhere in this Form 10-K/A for more information.

Critical Accounting Policies and Estimates

The preparation of the financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. Management bases its estimates on historical experience, market and other conditions, and various other assumptions it believes to be reasonable. See Note 4 to our audited financial statements included elsewhere in this Form 10-K/A for more information.

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

ITEM 8. Financial Statements and Supplementary Data

Reference is made to pages F-1 through F-40 comprising a portion of this Report, which are incorporated herein by reference.

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

In connection with the preparation of this Report, our management conducted an assessment of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Report. Based on such assessment, our CEO and CFO have concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this Report.

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

As part of our assessment of the effectiveness of our internal control over financial reporting as of September 30, 2025, management identified a material weakness in the Company’s internal control over financial reporting related to the design and operation of controls over the identification, evaluation, and accounting for complex and non-routine transactions, including equity-linked financial instruments and derivative accounting, as well as certain controls over financial statement account classification and disclosures, and controls over the application of U.S. GAAP to specific transactions and account balances. This material weakness contributed to errors identified in the accounting for warrants, share-based compensation, derivative instruments, debt and equity transactions, inventory, property and equipment, intangible assets, expense classification, income taxes, etc. The errors identified are discussed in detail in NOTE 2: Restatement of Previously Issued Financial Statements and NOTE 3: Restatement of Previously Issued Quarterly Financial Statements within Item 8.

The material weakness resulted in misstatements to previously issued consolidated financial statements that required restatement. Accordingly, management concluded that the material weakness created a reasonable possibility that a material misstatement of the Company’s consolidated financial statements would not be prevented or detected on a timely basis.

Management has developed and is implementing a remediation plan to address the identified material weakness. Key elements of the remediation plan include enhancing technical accounting resources and review procedures; strengthening controls over the evaluation and accounting for complex financial instruments, non-routine transactions, and significant estimates; improving documentation standards; implementing additional review and approval controls over financial reporting and account classifications; and providing additional training to personnel responsible for the preparation and review of financial information. While these remediation efforts are ongoing, management expects to complete testing of the operating effectiveness of the enhanced controls in a future period and therefore has not yet completed sufficient testing to conclude that the material weakness has been fully remediated as of September 30, 2025.

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

Name and Principal Position	Year (FY)	Salary ($)	Bonus ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Zhenwu (Wayne) Huang	2025	$126,000	-	-	-	-	-	$126,000
CEO	2024	120,000	-	-	-	-	-	120,000
Phil Zheng	2025	125,389	-	-	-	-	-	125,389
COO	2024	133,717	-	-	-	-	-	133,717
Matthew Casella[1]	2025	185,000	-	-	-	-	-	185,000
President	2024	168,654	-	-	-	-	-	168,654

1.	Matthew Casella resigned on December 2, 2025.

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

Name	Number of Securities Underlying Unexercised Options (# exercisable)	Number of Securities Underlying Unexercised Options (# unexercisable)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration Date	Number of shares or units of stock that have not yet vested
Zhenwu (Wayne) Huang CEO	-	-	-	$-	-	-
Phil Zheng COO	-	-	-	-	-	-
Matthew Casella President	-	-	-	-	-	-

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

Name of Beneficial Owner(1)	Shares of Class A Common Stock	Shares of Class B Common Stock	% of Total Voting Power
Executive Officers and Directors
Zhenwu Huang(2)	30,308,000	220,000	52.77%
Zhenqiang Huang(3)	7,892,000	220,000	13.77%
Phil Zheng(4)	-	1,378,000	*
John Shigley(5)	-	52,000	*
Stephen Markscheid(6)	-	52,000	*
Saul Factor(7)	-	52,000	*
All officers and directors as a group (6 individuals)	38,200,000	1,974,000	66.54%
5% Stockholders
N/A

*	Less than 1%

(1)	Unless noted otherwise, the address of all listed stockholder is 2975 Lincoln Rd, Las Vegas, NV 89115. Each of the stockholders listed has sole voting and investment power with respect to the shares beneficially owned by the stockholder unless noted otherwise.

(2)	Includes 400,000 restricted shares of Class B common stock granted by the board of directors on December 4, 2025, which shares vested immediately and which are issuable within 60 days of the date hereof, less 180,000 shares of Class B common stock to be withheld by the Company for tax purposes.

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

	Year Ended September 30,
	2025	2024
Audit fees	$100,000	$70,000
Audit-related fees	20,000	18,000
Tax fees	-	-
All other fees	-	-

Audit Fees

Audit fees consist of fees for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Bush& Associates in connection with regulatory filings. The aggregate fees of Bush & Associates for professional services rendered for the audit of our annual financial statements, review of the financial information include in our filings with the SEC for the years ended September 30, 2025 and 2024 totaled approximately $100,000 and $70,000, respectively. The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.

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

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion

EXPLANATORY PARAGRAPH – RESTATEMENT AND REISSUANCE (BIG R)

As discussed in Note 2, “Restatement of Previously Issued Financial Statements,” to the consolidated financial statements, the Company determined that its previously issued consolidated financial statements for the years ended September 30, 2025, and 2024 contained material errors related to the accounting for warrants, derivative instruments, and depreciation. The accompanying consolidated financial statements as of and for the years ended September 30, 2025, and 2024 have been restated to correct these errors.

We originally issued our report on the consolidated financial statements as of and for the years ended September 30, 2025, and 2024 on January 20, 2026, which was included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2025. That report should no longer be relied upon because it has been superseded by this report, which is being reissued as of August xx, 2026, in connection with Amendment No. 1 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2025, to reflect the restatement described in Note 2. Our procedures with respect to the restatement were limited to auditing the adjustments necessary to correct these errors and evaluating the related disclosures, in accordance with auditing standards of the PCAOB.

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

Given the complexity of the Company’s revenue recognition policy, which adheres to ASC 606, auditing revenue recognition and deferred revenue required extensive audit effort and a high degree of auditor judgment.

How the Critical Audit Matter Was Addressed in the Audit

The audit procedures performed to address this critical audit matter included, among others:

1.	Evaluating the Company’s revenue recognition and deferred revenue policy for compliance with ASC 606

2.	Selecting samples of customer contracts from each significant revenue stream, which involved:

a.	Inspecting executed contracts, customer purchase orders, amendments, and related documentation to evaluate management’s identification of performance obligations and the terms that affect revenue recognition.

b.	Evaluating management’s conclusions regarding whether performance obligations are satisfied at a point in time or over time, including the basis for recognizing RaaS and other subscription revenue over the contract term.

c.	Testing the allocation of consideration to multiple performance obligations

d.	Recomputing revenue recognized for sampled contracts and agreeing significant elements to underlying evidence, including delivery documentation, installation or acceptance records, and subsequent cash receipts.

e.	Recalculating deferred revenue balances at the reporting date for sampled contracts.

f.	Comparing the pattern of revenue recognition to contract terms, service schedules, and customer usage or billing data, as applicable.

3.	Performing substantive analytical procedures to identify unusual revenue trends

4.	Assessing the Company’s disclosures related to revenue recognition and deferred revenue in the financial statements

Auditor’s Evaluation:

Our procedures included evaluating the Company’s revenue recognition and deferred revenue policy for compliance with ASC 606, verifying transactions through inspection of sales contracts and other related documentation, and evaluating management’s conclusions regarding whether performance obligations are satisfied at a point in time or over time.

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

How the Critical Audit Matter Was Addressed in the Audit

The audit procedures performed to address this critical audit matter included, among others:

1.	Evaluating the Company’s intangible asset valuation processes, which include the determination of the fair value of the shares issued at the measurement date.

2.	Assessing the appropriateness of management’s valuation methodologies for the intangible assets recognized for share-based consideration, including whether the methods were consistent with the applicable financial reporting framework and with commonly used techniques for technology- and customer-related assets.

3.	Inspecting supporting documentation for the share issuance and the agreed transaction terms and comparing the share price used by management to observable market prices for the company’s shares at or near the measurement date, and considering trading volumes and any relevant market events.

4.	With the assistance of valuation specialists, evaluating the reasonableness of key valuation assumptions for the intangible assets

5.	Assessing whether the estimated useful lives and technological obsolescence assumptions were consistent with contractual terms, expected product life cycles, and industry practices.

Auditor’s Evaluation:

Our procedures supported the reasonableness of management’s valuation of the intangible assets recognized in connection with the issuance of shares and the related disclosures in the financial statements.

CRITICAL AUDIT MATTER: WARRANT LIABILITIES

Description of the Matter:

We identified the classification and valuation of the Company’s warrants as a critical audit matter. As described in Notes 2, 3, 11 and 12 to the consolidated financial statements, the Company issued multiple tranches of warrants in connection with its initial public offering, a registered public offering, and a warrant exercise inducement transaction, including Public Offering Warrants, Pre-Funded Warrants, Common Inducement Warrants, Placement Agent Warrants, Placement Agent Inducement Warrants, and Representative’s Warrants. Depending on their terms, these instruments were classified as liabilities, mezzanine equity, or permanent equity.

We identified the classification and valuation of the Company’s warrants as a critical audit matter because:

1.	Determining the appropriate balance sheet classification required management to evaluate the contractual terms of each warrant agreement, including fundamental transaction, change-in-control, and cash settlement provisions that are not solely within the Company’s control, against the requirements of ASC 480, Distinguishing Liabilities from Equity, ASC 815-40, Derivatives and Hedging — Contracts in Entity’s Own Equity, and, for warrants issued as consideration for placement agent and underwriting services, ASC 718, Compensation — Stock Compensation. Warrants with redemption features outside the Company’s control required presentation in mezzanine equity under ASC 480-10-S99 and SEC Accounting Series Release No. 268. Relatively similar contractual terms produced materially different accounting outcomes, and the classification conclusion determined whether subsequent changes in fair value affected earnings.

2.	The liability-classified warrants were valued using a Black-Scholes option pricing model incorporating significant unobservable inputs, principally expected volatility of 95.1% to 100.8% and expected terms of 3.93 to 4.36 years as of September 30, 2025. Expected volatility was derived from a combination of implied volatility of the Company’s Class B common stock and historical volatility of comparable public companies, requiring judgment in selecting the guideline companies and weighting the inputs. As disclosed by management, changes in these unobservable inputs could result in a significantly higher or lower fair value measurement.

3.	The Company restated its previously issued annual and interim financial statements, and management identified a material weakness in internal control over financial reporting relating to the accounting for complex financing transactions, including the liability or equity classification of warrants. This increased the risk of material misstatement and the extent of audit effort required, including with respect to the completeness and accuracy of the restatement adjustments and the related disclosures.

How the Critical Audit Matter Was Addressed in the Audit

1.	Obtaining an understanding of, and evaluating the design of, the Company’s process and controls over the identification, classification, initial recognition, and subsequent measurement of warrants, including management’s remediation activities in response to the identified material weakness, and designing our substantive procedures to respond to the assessed risks arising from that material weakness.

2.	Obtaining and reading the underlying agreements for each warrant tranche — including the securities purchase agreement, forms of pre-funded, common, placement agent, inducement, and underwriter warrants, and the warrant exercise inducement offer letter — and independently evaluating the settlement, fundamental transaction, and cash redemption provisions against the classification criteria in ASC 480, ASC 815-40, and ASC 718.

3.	Evaluating management’s technical accounting memoranda supporting the liability, mezzanine equity, and permanent equity classification conclusions, including the conclusion that the Mezzanine Equity Warrants were not currently redeemable as of each balance sheet date and therefore required no adjustment to redemption value.

4.	Testing the completeness of the warrant population by inspecting board and committee minutes, Current Reports on Form 8-K and registration statements, cash receipts, share issuance records, and the transfer agent’s records, and reconciling warrant issuances, exercises, and outstanding balances to the rollforward schedules in Note 12.

5.	With the assistance of professionals with specialized skill and knowledge in valuation:

a.	Evaluating the appropriateness of the Black-Scholes option pricing model for the Public Offering Warrants and Common Inducement Warrants, and the use of observable market prices for the Pre-Funded Warrants classified within Level I.

b.	Testing the completeness and accuracy of the model inputs by agreeing the stock price to quoted market prices, the exercise price and contractual term to the executed warrant agreements, and the risk-free interest rate to published U.S. Treasury yields at the issuance and measurement dates.

c.	Evaluating the reasonableness of expected volatility, including the selection of comparable publicly traded companies and the weighting of implied and historical volatility, and developing an independent range of fair value estimates for comparison to management’s recorded amounts.

d.	Performing sensitivity analyses over expected volatility and expected term to assess the effect of reasonably possible changes in those assumptions on the recorded warrant liability and the related change in fair value recognized in earnings.

6.	Recomputing the issuance-date fair values, the change in fair value recognized in other income (loss), the amounts derecognized upon exercise, and the related charges to additional paid-in capital, and testing the allocation of issuance costs between the liability- and equity-classified instruments.

7.	Testing the effect of the warrant-related restatement adjustments on the annual and interim periods presented, including the presentation of mezzanine equity and the reclassification of amounts previously recorded in additional paid-in capital.

8.	Evaluating whether the Company’s disclosures in Notes 2, 3, 11 and 12 appropriately describe the classification basis, valuation technique, significant unobservable inputs, fair value hierarchy levels, rollforwards, and the sensitivity of the measurement to changes in unobservable inputs, in accordance with ASC 820 and ASC 815-40-50.

Auditor’s Evaluation:

Our procedures supported the reasonableness of management’s classification of the warrants as liabilities, mezzanine equity, and permanent equity, and the fair value measurements of the liability-classified warrants recorded as of September 30, 2025 and 2024, as restated, and the related disclosures in the consolidated financial statements.

/s/Bush & Associates CPA LLC

We have served as the Company’s auditor since 2023.

Henderson, Nevada

August 7, 2026

PCAOB ID Number 6797

RICHTECH ROBOTICS INC.

Consolidated Balance Sheets

September 30, 2025 and 2024

(in thousands, except share and per share data)

	2025 (Restated)	2024 (Restated)
ASSETS
Current assets:
Cash and cash equivalents	$185,574	$14,566
Short term investment	66,363	15,940
Accounts receivable, (net of allowance for doubtful accounts)	1,780	1,359
Inventory	1,124	1,028
Prepaid expenses and other current assets	429	33
Total current assets	255,270	32,926
Property and equipment, net	5,794	842
Notes receivable	523	-
Operating lease right-of-use-assets	731	506
Intangible assets, net	10,715	7,620
Other assets, non-current	640	740
Total assets	$273,673	$42,634
LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$397	$150
Deferred revenue	248	-
Accrued expenses and other payables	1,376	97
Short-term loan	-	53
Tax payables	55	5
Operating lease liabilities, current	301	150
Warrant liabilities	19,285	6,940
Total current liabilities	21,662	7,395
Deferred income taxes	-	108
Long-term payables	118	102
Operating lease liabilities, non-current	429	356
Total liabilities	22,209	7,961
Commitments and contingencies (Note 14)
Mezzanine equity	634	786
Stockholders’ equity:
Class A Common stock, $0.0001 par, 100,000,000 shares authorized as of September 30, 2025 and September 30, 2024, 39,934,846 shares issued and outstanding as of September 30, 2025 and 2024, respectively.	$4	$4
Class B Common stock, $0.0001 par, 200,000,000 shares authorized as of September 30, 2025 and September 30, 2024, 154,656,592 shares and 53,795,254 shares issued and outstanding as of September 30, 2025 and September 30, 2024, respectively.	16	6
Additional Paid-in Capital	300,701	35,044
Accumulated other comprehensive income	393	-
Accumulated deficit	(50,241)	(1,167)
Total controlling stockholders’ equity	250,873	33,887
Non-controlling interests	(43)	-
Total stockholder’s equity	250,830	33,887
Total liabilities, mezzanine equity and stockholder’s equity	$273,673	$42,634

See accompanying Notes to Financial Statement

RICHTECH ROBOTICS INC.

Consolidated Statements of Operations

For the years ended September 30, 2025 and 2024

(in thousands, except share and per share data)

	2025 (Restated)	2024 (Restated)
Revenue, net	$5,045	$4,240
Cost of revenue, net	3,235	1,537
Gross profit	1,810	2,703

Operating expenses:
Research and development	3,302	2,635
Sales and marketing	741	1,315
General and administrative	14,967	6,533
Total operating expenses	19,010	10,483
Income (loss) from operations	(17,200)	(7,780)
Non-operating income(expense):
Investment income	2,177	13
Other income (loss)	(34,172)	7,587
Interest expense, net	(83)	(762)
Total other expense	(32,078)	6,838
Loss before income tax expense	(49,278)	(942)
Income tax benefit/(expense)	96	(426)
Consolidated net loss	(49,182)	(1,368)
Less: Net loss Attributable to Non-Controlling Interest	(108)	-
Net loss attributable to common stockholders	$(49,074)	$(1,368)
Basic and diluted net loss per share of common stock	$(0.40)	$(0.02)
Weighted average shares used to compute basic and diluted net loss per share	121,963,786	69,953,723

See accompanying Notes to Financial Statements.

RICHTECH ROBOTICS INC.

Consolidated statements of Comprehensive Income

For the year ended September 30, 2025 and 2024

(in thousands, except share and per share data)

	2025 (Restated)	2024 (Restated)
Net loss attributable to common stockholders	(49,074)	(1,368)
Other comprehensive income:
Unrealized net gain on investments, net of tax	393	-
Comprehensive loss	$(48,681)	$(1,368)

See accompanying Notes to Financial Statements.

RICHTECH ROBOTICS INC

Consolidated Statements of Equity

For the years ended September 30, 2025 and 2024

(in thousands, except per share data)

						Accumulated	Retained
	Common stock				Additional	Other	earnings		Total
	Class A		Class B		Paid-in	Comprehensive	(Accumulated		Shareholders’
	Shares	Amount	Shares	Amount	Capital	Income	deficit)	NCI	equity
Balance at September 30, 2023	44,353,846	$4	17,813,000	$2	$4,602	$-	$201	$-	$4,809
Initial Public offering related expenses	-	-	-	-	(1,435)	-	-	-	(1,435)
Common stock Issuance for initial public offering*	-	-	2,142,563	-	10,713	-	-	-	10,713
Issuance of Common shares for Loan Settlement	-	-	2,294,114	-	1,300	-	-	-	1,300
Issuance of Common Shares for Intangible Asset Acquisition	-	-	4,730,726	1	2,216	-	-	-	2,217
Issuance of shares upon exercise of warrants for cash	-	-		-	2,937	-	-	-	2,937
Shares Issued to Employees	-	-	51,890	-	74	-	-	-	74
Issuance of new shares for cash	-	-	22,343,961	2	14,637	-	-	-	14,639
Conversion from class A to Class B Common stock	(4,419,000)	-	4,419,000	1	-	-	-	-	1
Net loss attributable to common stockholders	-	-	-	-	-	-	(1,368)	-	(1,368)
Balance at September 30, 2024 (Restated)	39,934,846	$4	53,795,254	$6	$35,044	$-	$(1,167)	$-	$33,887

See accompanying Notes to Financial Statements.

RICHTECH ROBOTICS INC

Consolidated Statements of Equity

For the years ended September 30, 2025 and 2024

(in thousands, except per share data)

						Accumulated	Retained
	Common stock				Additional	Other	earnings		Total
	Class A		Class B		Paid-in	Comprehensive	(Accumulated		Shareholders’
	Shares	Amount	Shares	Amount	Capital	Income	deficit)	NCI	equity
Balance at September 30, 2024	39,934,846	$4	53,795,254	$6	$35,044	$-	$(1,167)	$-	$33,887
Issuance of Common Shares for Intangible Asset Acquisition	-	-	5,788,849	1	3,701	-	-	-	3,702
Issuance of shares upon exercise of warrants for cash	-	-	13,014,899	1	38,433	-	-	-	38,434
Shares Issued to Employees	-	-	1,023,040	-	1,089	-	-	-	1,089
Issuance of new shares for cash	-	-	79,241,455	8	219,799	-	-	-	219,807
Shares Issued for services	-	-	1,793,095	-	2,635	-	-	-	2,635
Net Loss attributable to NCI	-	-	-	-	-	-	-	(108)	(108)
Capital Contribution from NCI	-	-						65	65
Other Comprehensive Income	-	-	-	-	-	393	-	-	393
Net loss attributable to common stockholders	-	-	-	-	-	-	(49,074)	-	(49,074)
Balance at September 30, 2025 (Restated)	39,934,846	4	154,656,592	16	300,701	393	(50,241)	(43)	250,830

See accompanying Notes to Financial Statements.

RICHTECH ROBOTICS INC.

Consolidated Statements of Cash Flows

For the year ended September 30, 2025 and 2024

(in thousands, except share and per share data)

	2025 (Restated)	2024 (Restated)
Cash flows from operating Activities:
Consolidated net loss	$(49,182)	$(1,368)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,387	98
Change in fair value of derivative instruments	34,172	(7,587)
Issuance costs related to warrants	189	690
Amortization of notes payable discount	-	120
Stock based compensation	3,724	-
Accounts receivable	(422)	4,218
Inventory	(96)	(207)
Prepaid expenses and other current assets	(396)	(16)
Right-of-use asset	(225)	(191)
Accounts payable	247	(976)
Deferred revenue	248	-
Tax payable	50	(456)
Accrued expenses and other payable	1,280	(82)
Deferred income taxes	(108)	626
Change in operating lease liabilities	221	190
Net cash used in operating activities	$(8,911)	$(4,941)
Cash flows from investing activities:
Purchase of PPE	(5,144)	(844)
Purchase of intangible assets	(590)	(5,471)
Purchase of short-term investments	(50,028)	(15,940)
Purchase of long-term investments	102	(730)
Notes receivable	(523)	-
Cash used for lending to related parties	-	134
Net cash used in investing activities	$(56,183)	$(22,851)
Cash flows from financing activities:
Payment of loans received from third parties	(53)	(3,792)
Contributions from Non-controlling Interests	65	-
Payment of issuance cost of ordinary shares	(2,643)
Proceeds from warrants exercise	18,909	-
Loans received from third parties	16	3,102
Loan settlement	-	3,385
Payment of related party debt	-	(238)
Proceeds from issuance of ordinary shares	219,808	30,182
Proceeds from stockholder capital injection	-	9,286
Net Cash provided by financing activities	$236,102	$41,925
Net change in cash and cash equivalents	171,008	14,133
Cash, cash equivalents and restricted cash at beginning of the period	$14,566	$433
Cash, cash equivalents and restricted cash at end of the period	$185,574	$14,566

Supplemental noncash disclosures:
Intangible assets acquired in exchange for common shares	$3,702	$2,217

See accompanying Notes to Financial Statements.

NOTES TO FINANCIAL STATEMENT

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

NOTES TO FINANCIAL STATEMENT

FOR THE YEARS ENDED SEPTEMBER 30, 2025 AND 2024

(in thousands, except share and per share data)

NOTE 2: Restatement of Previously Issued Financial Statements

We have restated our previously issued audited consolidated financial statements as of and for the years ended September 30, 2025 and 2024 (collectively, the “Affected Periods”), including the related balance sheets, statements of operations, statements of changes in stockholders’ deficit, and statements of cash flows, along with the applicable notes thereto. We determined that the restatement was necessary following the identification of errors related to the accounting for warrants, derivative instruments, and depreciation, which were not recognized or measured in accordance with U.S. GAAP in the previously issued financial statements. The restatement corrects these identified errors in the previously issued financial statements for the Affected Periods. The specific nature of these errors is described below:

1.	Placement warrants – Placement agent warrants which should have been recognized as nonemployee share-based compensation presented within mezzanine equity were not recognized. As a result, the balance sheets did not present mezzanine equity, and subsequent exercises of placement agent warrants were improperly measured within APIC.

2.	Pre-funded and common warrants – Pre-funded and common warrants were not correctly recognized as liabilities at issuance or subsequently measured to fair value at each reporting date. The result is that no warrants were recognized at issuance, no other income (loss) was recognized on the consolidated statements of operations due to changes in the fair value, and the accounting for the exercise of pre-funded and common warrants did not appropriately measure additional paid in capital.

3.	Common inducement warrants – Common inducement warrants were not correctly recognized as liabilities at issuance or subsequently measured to fair value at each reporting date. The result is that no warrants were recognized at issuance, no other income (loss) was recognized on the consolidated statements of operations due to changes in the fair value, and the accounting for the exercise of common inducement warrants did not appropriately measure APIC.

4.	SEPA and notes payable – The standby equity purchase agreement (“SEPA”) was not correctly recognized at inception or subsequently throughout the life of the agreement as a derivative instrument, and the settlement of associated notes payable issued for advances on the SEPA were not correctly recognized as settlements of liabilities through the issuance of our stock.

5.	Cost of revenue – Certain costs incurred in the sale of our products, including event-related personnel costs, were incorrectly recognized in general and administrative expenses and sales and marketing expenses.

6.	Research and development – Certain costs incurred in our research and development activities related to employee and contractor compensation was incorrectly recognized in general and administrative expenses.

7.	Property and equipment – Depreciation expense was incorrectly recognized due to certain fixed assets being miscategorized.

8.	Inventory – Purchases of certain inventory were incorrectly recognized between inventory property and equipment causing misstatements in depreciation and cost of revenue.

9.	Intangible assets – One of our intangible assets was amortized using a useful life that was not appropriate. We revised the estimated useful life to a longer period, resulting in decreased amortization expense in the Affected Periods.

10.	Deferred tax liabilities – As a result of several of the aforementioned misstatements, our income tax provision was misstated.

11.	Short-term investments – Certain short-term investments acquired were improperly classified as cash and cash equivalents.

NOTES TO FINANCIAL STATEMENT

FOR THE YEARS ENDED SEPTEMBER 30, 2025 AND 2024

(in thousands, except share and per share data)

NOTE 2: Restatement of Previously Issued Financial Statements (Cont.)

As a result of the errors described above, our previously issued audited consolidated financial statements for the Affected Periods were materially misstated. We have corrected these errors in the accompanying financial statements as of and for the years ended September 30, 2025 and 2024. The impact of these corrections on our consolidated financial statements for each of the Affected Periods is presented below.

Restated Audited Consolidated Balance Sheet – As of September 30, 2025

Line item	As Previously Reported on 10-K	Restatement Adjustment	ID	As Restated
Assets
Current Assets
Cash and cash equivalents	193,629	(8,055)	11	185,574
Short-term investments	58,308	8,055	11	66,363
Inventory	1,380	(256)	8	1,124
Total current assets	255,526	(256)	*	255,270
Non-current assets
Property and equipment, net	5,579	215	7,8	5,794
Intangible assets, net	9,761	954	9	10,715
Other assets, non-current	638	2	*	640
Total assets	272,758	915	*	273,673
Liabilities
Current liabilities
Accrued expenses and other payable	1,377	(1)	*	1,376
Warrant liability	-	19,285	2,3	19,285
Total current liabilities	2,378	19,284	*	21,662
Total liabilities	2,925	19,284	*	22,209
Mezzanine equity	-	634	1	634
Stockholders’ equity
Additional paid-in capital	293,156	7,545	1,2,3	300,701
Retained earnings	(23,693)	(26,548)	*	(50,241)
Total stockholders’ equity	269,833	(19,003)	*	250,830
Total liabilities, mezzanine equity and stockholders’ equity	272,758	915	*	273,673

Restated Audited Consolidated Balance Sheet – As of September 30, 2024

Line item	As Previously Reported on 10-K	Restatement Adjustment	ID	As Restated
Assets
Current Assets
Inventory	1,148	(120)	8	1,028
Total current assets	33,046	(120)	*	32,926
Non-current assets
Property and equipment, net	738	104	7,8	842
Intangible assets, net	7,621	(1)	9	7,620
Total assets	42,651	(17)	*	42,634
Liabilities
Current liabilities
Warrant liability	-	6,940	2,3	6,940
Total current liabilities	455	7,048	*	7,395
Deferred income taxes	-	108	10	108
Total liabilities	913	7,048	*	7,961
Mezzanine equity	-	786	1	786
Stockholders’ equity
Additional paid-in capital	49,667	(14,623)	1,2,3,4	35,044
Retained earnings	(7,939)	6,772	*	(1,167)
Total stockholders’ equity	41,738	(7,851)	*	33,887
Total liabilities, mezzanine equity and stockholders’ equity	42,651	(17)	*	42,634

NOTES TO FINANCIAL STATEMENT

FOR THE YEARS ENDED SEPTEMBER 30, 2025 AND 2024

(in thousands, except share and per share data)

NOTE 2: Restatement of Previously Issued Financial Statements (Cont.)

Restated Audited Consolidated Statement of Operations – Fiscal Year Ended September 30, 2025

Line item	As Previously Reported on 10-K	Restatement Adjustment	ID	As Restated
Cost of revenue, net	1,756	1,479	5,8	3,235
Gross profit	3,289	(1,479)	*	1,810
Research and development	2,432	870	6	3,302
Sales and marketing	1,262	(521)	5	741
General and administrative	17,539	(2,572)	5,6,7,9	14,967
Total operating expenses	21,233	(2,223)	*	19,010
Income (loss) from operations	(17,944)	744	*	(17,200)
Other income (loss)	-	(34,172)	2,3	(34,172)
Total other expense	2,094	(34,172)	*	(32,078)
Loss before income tax expense	(15,850)	(33,428)	*	(49,278)
Income tax benefit / (expense)	(12)	108	10	96
Consolidated net loss	(15,862)	(33,320)	*	(49,182)
Net loss attributable to common stockholders	(15,754)	(33,320)	*	(49,074)
Basic and diluted net loss per share of common stock	$(0.13)			$(0.40)

Restated Audited Consolidated Statement of Operations – Fiscal Year Ended September 30, 2024

Line item	As Previously Reported on 10-K	Restatement Adjustment	ID	As Restated
Cost of revenue, net	1,520	17	5,8	1,537
Gross profit	2,720	(17)	*	2,703
Research and development	2,021	614	6	2,635
General and administrative	6,457	76	5,6,7	6,533
Total operating expenses	9,793	690	*	10,483
Income (loss) from operations	(7,073)	(707)	*	(7,780)
Other income (loss)	-	7,587	2,3,4	7,587
Total other expense	(749)	7,587	*	6,838
Loss before income tax expense	(7,822)	6,880	*	(942)
Income tax benefit / (expense)	(318)	(108)	10	(426)
Consolidated net loss	(8,140)	6,772	*	(1,368)
Net loss attributable to common stockholders	(8,140)	6,772	*	(1,368)
Basic and diluted net loss per share of common stock	$(0.12)			$(0.02)

Restated Audited Consolidated Statement of Equity – Fiscal Year Ended September 30, 2025

Line item	As Previously Reported on 10-K	Restatement Adjustment	ID	As Restated
Additional paid-in capital, issuance of shares upon exercise of warrants for cash	16,265	22,168	2,3	38,433
Additional paid-in capital	293,156	7,545	*	300,701
Net loss attributable to common stockholders	(15,754)	(33,319)	*	(49,073)
Retained earnings	(23,693)	(26,548)	*	(50,241)
Total stockholders’ equity	269,833	(19,003)	*	250,830

NOTES TO FINANCIAL STATEMENT

FOR THE YEARS ENDED SEPTEMBER 30, 2025 AND 2024

(in thousands, except share and per share data)

NOTE 2: Restatement of Previously Issued Financial Statements (Cont.)

Restated Audited Consolidated Statement of Equity – Fiscal Year Ended September 30, 2024

Line item	As Previously Reported on 10-K	Restatement Adjustment	ID	As Restated
Issuance of common shares for loan settlement	3,383	(2,083)	4	1,300
Additional paid-in capital, issuance of shares upon exercise of warrants for cash	-	2,937	2,3	2,937
Issuance of new shares for cash	30,124	(15,487)	2,3	14,637
Additional paid-in capital	49,667	(14,623)	*	35,044
Net loss attributable to common stockholders	(8,140)	6,772	*	(1,368)
Retained earnings	(7,939)	6,772	*	(1,167)
Total stockholders’ equity	41,738	(7,851)	*	33,887

Restated Audited Consolidated Statement of Cash Flows – Fiscal Year Ended September 30, 2025

Line item	As Previously Reported on 10-K	Restatement Adjustment	ID	As Restated
Consolidated net loss	(15,754)	(33,428)	*	(49,182)
Depreciation and amortization	2,319	(932)	7,9	1,387
Change in fair value of warrant liability	-	34,172	2,3	34,172
Issuance costs related to warrants	-	189	1	189
Inventory	(232)	136	8	(96)
Accounts receivable	(421)	(1)	*	(422)
Non-operating losses	(108)	108	*	-
Deferred income taxes	-	(108)	10	(108)
Change in operating lease liabilities	225	(4)	*	221
Net cash provided by operating activities	(9,043)	132	*	(8,911)
Purchase of PPE	(5,009)	(135)	8	(5,144)
Purchase of intangible assets	(591)	1	*	(590)
Purchase of short-term investments	(41,975)	(8,053)	11	(50,028)
Net cash used in investing activities	(47,996)	(8,187)	*	(56,183)
Net change in cash and cash equivalents	179,063	(8,055)	*	171,008
Cash, cash equivalents, and restricted cash at end of period	193,629	(8,055)	*	185,574

Restated Audited Consolidated Statement of Cash Flows – Fiscal Year Ended September 30, 2024

Line item	As Previously Reported on 10-K	Restatement Adjustment	ID	As Restated
Consolidated net loss	(8,140)	6,772	*	(1,368)
Change in fair value of warrant liability	-	(5,185)	2,3	(5,185)
Gain on standby equity purchase agreement	-	(2,402)	4	(2,402)
Issuance costs related to warrants	-	371	3	371
Issuance costs related to SEPA	-	319	4	319
Amortization of notes payable discount	-	120	4	120
Inventory	(326)	119	8	(207)
Accrued expenses and other payable	38	(120)	4	(82)
Deferred income taxes	518	108	10	626
Depreciation and amortization	81	17	7,9	98
Net cash provided by operating activities	(5,060)	119	*	(4,941)
Purchase of PPE	(725)	(119)	8	(844)
Purchase of intangible assets	(5,470)	(1)	9	(5,471)
Net cash used in investing activities	(22,731)	(120)	*	(22,851)
Loan settlement	3,383	2	4	3,385
Net cash used in financing activities	41,923	2	*	41,925
Net change in cash and cash equivalents	14,132	1	*	14,133

*	Represents the downstream effects of the identified restatement adjustments and other individually immaterial changes.

NOTES TO FINANCIAL STATEMENT

FOR THE YEARS ENDED SEPTEMBER 30, 2025 AND 2024

(in thousands, except share and per share data)

NOTE 3: Restatement of Previously Issued Quarterly Financial Statements

The errors described above, other than error ID 11, also affected the Company’s previously issued unaudited consolidated financial statements for the interim periods presented below. Accordingly, the Company has restated its previously issued unaudited consolidated financial statements for the three and nine months ended June 30, 2025, the three and six months ended March 31, 2025, and the three months ended December 31, 2024. The following tables present the impact of the restatement adjustments on the Company’s previously reported consolidated balance sheets, statements of operations, statements of cash flows, and statements of stockholders’ equity for those interim periods. The restatement corrects the identified errors in the previously issued financial statements for the Affected Periods, including the following interim-period error that did not impact the Company’s annual financial statements

12.	Stock-based compensation – The issuance of our stock based compensation awards were improperly presented within financing activities in the statement of cash flows.

13.	Issuance of shares – The issuance of shares for our intangible asset acquisition, share-based payments to employees and nonemployees, and transfers to (from) ESOP trust were recognized in incorrect interim periods.

Restated Unaudited Consolidated Balance Sheet – As of June 30, 2025

Line item	As Previously Reported on 10-Q	Restatement Adjustment	ID	As Restated
Inventory	$1,482	$(256)	8	$1,226
Total current assets	88,851	(256)	*	88,595
Property and equipment, net	5,164	216	7	5,380
Intangible assets, net	11,532	(964)	9,13	10,568
Total assets	107,329	(1,004)	*	106,325
Warrant liability	-	7,406	2,3	7,406
Total current liabilities	739	7,406	*	8,145
Deferred income taxes	-	108	10	108
Total liabilities	1,378	7,514	*	8,892
Mezzanine equity	-	975	1	975
Additional paid-in capital	126,114	3,325	1,2,3,4,13	129,439
Retained earnings	(20,099)	(12,818)	*	(32,917)
Total stockholders’ equity	105,951	(9,493)	*	96,458
Total liabilities, mezzanine equity and stockholders’ equity	$107,329	$(1,004)	*	$106,325

Restated Unaudited Consolidated Balance Sheet – As of March 31, 2025

Line item	As Previously Reported on 10-Q	Restatement Adjustment	ID	As Restated
Inventory	$1,491	$(195)	7,8	$1,296
Total current assets	45,139	(195)	*	44,944
Property and equipment, net	816	165	7	981
Intangible assets, net	9,384	1,481	9,13	10,865
Total assets	57,179	1,451	*	58,630
Warrant liability	-	7,120	2,3	7,120
Total current liabilities	596	7,120	*	7,716
Deferred income taxes	-	108	10	108
Total liabilities	1,320	7,228	*	8,548
Mezzanine equity	-	975	1	975
Additional paid-in capital	71,913	8,488	1,2,3,4,13	80,401
Retained earnings	(16,027)	(15,240)	*	(31,267)
Total stockholders’ equity	55,859	(6,752)	*	49,107
Total liabilities, mezzanine equity and stockholders’ equity	$57,179	$1,451	*	$58,630

NOTES TO FINANCIAL STATEMENT

FOR THE YEARS ENDED SEPTEMBER 30, 2025 AND 2024

(in thousands, except share and per share data)

NOTE 3: Restatement of Previously Issued Quarterly Financial Statements (Cont.)

Restated Unaudited Consolidated Balance Sheet – As of December 31, 2024

Line item	As Previously Reported on 10-Q	Restatement Adjustment	ID	As Restated
Inventory	$1,396	$(180)	7,8	$1,216
Total current assets	39,458	(180)	*	39,278
Property and equipment, net	802	158	7	960
Intangible assets, net	9,576	1,481	9,13	11,057
Total assets	51,424	1,459	*	52,883
Warrant liability	-	20,564	2,3	20,564
Total current liabilities	993	20,564	*	21,557
Deferred income taxes	-	108	10	108
Total liabilities	1,555	20,672	*	22,227
Mezzanine equity	-	786	1	786
Additional paid-in capital	61,366	(776)	1,2,3,4,13	60,590
Retained earnings	(11,487)	(19,224)	*	(30,711)
Total stockholders’ equity	49,869	(19,999)	*	29,870
Total liabilities, mezzanine equity and stockholders’ equity	$51,424	$1,459	*	$52,883

Restated Consolidated Statement of Operations – Three Months Ended June 30, 2025

Line item	As Previously Reported on 10-Q	Restatement Adjustment	ID	As Restated
Cost of revenues	$301	$445	5,8	$746
Gross profit	876	(445)	*	431
General and administrative	4,562	(3,153)	5,6,7,13	1,409
Total operating expenses	5,383	(3,153)	*	2,230
Loss from operations	(4,507)	2,707	*	(1,800)
Other income (loss)	-	(286)	2,3	(286)
Total other expenses	404	(286)	*	118
Loss before income tax expense	(4,103)	2,422	*	(1,681)
Income tax benefit/(expense)	-	(9)	*	(9)
Consolidated net loss	(4,103)	2,413	*	(1,690)
Net loss attributable to common stockholders	$(4,063)	$2,413	*	$(1,650)
Basic and diluted net loss per share of common stock	$(0.04)			$(0.01)

Restated Consolidated Statement of Operations – Nine Months Ended June 30, 2025

Line item	As Previously Reported on 10-Q	Restatement Adjustment	ID	As Restated
Cost of revenues	$878	$1,113	5,8	$1,991
Gross profit	2,723	(1,113)	*	1,610
General and administrative	13,827	(3,647)	5,6,7,13	10,180
Total operating expenses	16,067	(3,647)	*	12,420
Loss from operations	(13,344)	2,534	*	(10,810)
Other income (loss)	-	(22,123)	2,3	(22,123)
Total other expenses	1,115	(22,123)	*	(21,008)
Loss before income tax expense	(12,229)	(19,589)	*	(31,818)
Consolidated net loss	(12,238)	(19,589)	*	(31,827)
Net loss attributable to common stockholders	$(12,151)	$(19,598)	*	$(31,749)
Basic and diluted net loss per share of common stock	$(0.11)			$(0.29)

NOTES TO FINANCIAL STATEMENT

FOR THE YEARS ENDED SEPTEMBER 30, 2025 AND 2024

(in thousands, except share and per share data)

NOTE 3: Restatement of Previously Issued Quarterly Financial Statements (Cont.)

Restated Consolidated Statement of Operations – Three Months Ended March 31, 2025

Line item	As Previously Reported on 10-Q	Restatement Adjustment	ID	As Restated
Cost of revenues	$454	$348	5,8	$802
Gross profit	713	(348)	*	365
General and administrative	4,962	(205)	5,6,7,13	4,757
Total operating expenses	5,652	(205)	*	5,447
Loss from operations	(4,939)	(143)	*	(5,082)
Other income (loss)	-	4,128	2,3	4,128
Total other expenses	382	4,128	*	4,510
Loss before income tax expense	(4,557)	3,985	*	(572)
Consolidated net loss	(4,557)	3,985	*	(572)
Net loss attributable to common stockholders	$(4,540)	$3,985	*	$(555)
Basic and diluted net loss per share of common stock	$(0.04)			$(0.00)

Restated Consolidated Statement of Operations – Six Months Ended March 31, 2025

Line item	As Previously Reported on 10-Q	Restatement Adjustment	ID	As Restated
Cost of revenues	$577	$668	5,8	$1,245
Gross profit	1,847	(668)	*	1,179
General and administrative	9,265	(494)	5,6,7,13	8,771
Total operating expenses	10,684	(494)	*	10,190
Loss from operations	(8,837)	(174)	*	(9,011)
Other income (loss)	-	(21,837)	2,3	(21,837)
Total other expenses	711	(21,837)	*	(21,126)
Loss before income tax expense	(8,126)	(22,011)	*	(30,137)
Consolidated net loss	(8,126)	(22,011)	*	(30,137)
Net loss attributable to common stockholders	$(8,088)	$(22,011)	*	$(30,099)
Basic and diluted net loss per share of common stock	$(0.08)			$(0.29)

Restated Consolidated Statement of Operations – Three Months Ended December 31, 2024

Line item	As Previously Reported on 10-Q	Restatement Adjustment	ID	As Restated
Cost of revenues	$123	$320	5,8	$443
Gross profit	1,134	(320)	*	814
General and administrative	4,303	(289)	5,6,7,13	4,014
Total operating expenses	5,032	(289)	*	4,743
Loss from operations	(3,898)	(31)	*	(3,929)
Other income (loss)	-	(25,965)	2	(25,965)
Total other expenses	329	(25,965)	*	(25,636)
Loss before income tax expense	(3,569)	(25,996)	*	(29,565)
Consolidated net loss	(3,569)	(25,996)	*	(29,565)
Net loss attributable to common stockholders	$(3,548)	$(25,996)	*	$(29,544)
Basic and diluted net loss per share of common stock	$(0.04)			$(0.31)

NOTES TO FINANCIAL STATEMENT

FOR THE YEARS ENDED SEPTEMBER 30, 2025 AND 2024

(in thousands, except share and per share data)

NOTE 3: Restatement of Previously Issued Quarterly Financial Statements (Cont.)

Restated Consolidated Statement of Equity – Nine Months Ended June 30, 2025

Line item	As Previously Reported on 10-Q	Restatement Adjustment	ID	As Restated
Additional paid-in capital	$126,114	$3,325	*	$129,439
Additional paid-in capital, issuance of common shares for intangible asset acquisition	5,378	(1,677)	13	3,701
Additional paid-in capital, issuance of shares upon exercise of warrants for cash	16,858	21,656	2,3	38,514
Additional paid-in capital, shares issued to employees	1,380	(475)	13	905
Additional paid-in capital, shares issued for services	4,080	(1,556)	13	2,524
Retained earnings	(20,099)	(12,818)	*	(32,917)
Net loss attributable to common stockholders	(12,151)	(19,598)	*	(31,749)
Total stockholders’ equity	$105,951	$(9,493)	*	$96,458

Restated Consolidated Statement of Equity – Three Months Ended June 30, 2025

Line item	As Previously Reported on 10-Q	Restatement Adjustment	ID	As Restated
Additional paid-in capital	$126,114	$3,325	*	$129,439
Additional paid-in capital, issuance of common shares for intangible asset acquisition	2,924	(2,924)	13	-
Additional paid-in capital, shares issued to employees	-	212	13	212
Additional paid-in capital, shares issued for services	2,591	(2,451)	13	140
Retained earnings	(20,099)	(12,818)	*	(32,917)
Net loss attributable to common stockholders	(4,063)	2,413	*	(1,650)
Total stockholders’ equity	$105,951	$(9,493)	*	$96,458

Restated Consolidated Statement of Equity – Six Months Ended March 31, 2025

Line item	As Previously Reported on 10-Q	Restatement Adjustment	ID	As Restated
Additional paid-in capital	$71,913	$8,488	*	$80,401
Additional paid-in capital, issuance of common shares for intangible asset acquisition	2,454	1,247	13	3,701
Additional paid-in capital, issuance of shares upon exercise of warrants for cash	16,858	21,656	2,3	38,514
Additional paid-in capital, shares issued to employees	867	(175)	13	692
Additional paid-in capital, transfer to ESOP trust	513	(513)	13	0
Additional paid-in capital, shares issued for services	1,175	1210	13	2,385
Retained earnings	(16,027)	(15,240)	*	(31,267)
Net loss attributable to common stockholders	(8,088)	(22,011)	*	(30,099)
Total stockholders’ equity	$55,859	$(6,752)	*	$49,107

Restated Consolidated Statement of Equity – Three Months Ended March 31, 2025

Line item	As Previously Reported on 10-Q	Restatement Adjustment	ID	As Restated
Additional paid-in capital	$71,913	$8,488	*	$80,401
Additional paid-in capital, issuance of shares upon exercise of warrants for cash	8,794	9,316	2,3	18,110
Additional paid-in capital, transfer to ESOP trust	513	(513)	13	0
Additional paid-in capital, shares issued for services	1,175	283	13	1,458
Retained earnings	(16,027)	(15,240)	*	(31,267)
Net loss attributable to common stockholders	(4,540)	3,985	*	(555)
Total stockholders’ equity	$55,859	$(6,752)	*	$49,107

NOTES TO FINANCIAL STATEMENT

FOR THE YEARS ENDED SEPTEMBER 30, 2025 AND 2024

(in thousands, except share and per share data)

NOTE 3: Restatement of Previously Issued Quarterly Financial Statements (Cont.)

Restated Consolidated Statement of Equity – Three Months Ended December 31, 2024

Line item	As Previously Reported on 10-Q	Restatement Adjustment	ID	As Restated
Additional paid-in capital	$61,366	$(776)	2	$60,590
Additional paid-in capital, issuance of common shares for intangible asset acquisition	2,454	1,243	13	3,697
Additional paid-in capital, issuance of shares upon exercise of warrants for cash	8,064	12,342	2	20,406
Additional paid-in capital, shares issued to employees	867	(351)	13	516
Additional paid-in capital, shares issued for services	314	614	13	928
Retained earnings	(11,487)	(19,224)	*	(30,711)
Net loss attributable to common stockholders	(3,548)	(25,996)	*	(29,544)
Total stockholders’ equity	$49,869	$(19,999)	*	$29,870

Restated Consolidated Statement of Cash Flows – Nine Months Ended June 30, 2025

Line item	As Previously Reported on 10-Q	Restatement Adjustment	ID	As Restated
Consolidated net loss	$(12,238)	$(19,591)	*	$(31,827)
Gain/loss on change in fair value of warrant liability	-	22,123	2,3	22,123
Issuance costs accrued related to warrants	-	189	1	189
Inventory	(334)	331	8	(3)
Stock-based compensation	-	3,429	12,13	3,429
Depreciation and amortization	1,635	(694)	7,9	941
Net cash used by operating activities	(11,197)	5,788	*	(5,409)
Purchase of property and equipment	(4,509)	(330)	8	(4,839)
Purchase of intangible assets	(100)	16	*	(84)
Purchase of long-term investments	(247)	105	*	(142)
Net cash used in investing activities	(41,532)	(209)	*	(41,741)
Payment of issuance cost of ordinary shares	-	(1,180)	12	(1,180)
Proceeds from warrants exercise	-	18,038	12	18,038
Proceeds from issuance of ordinary shares	71,087	(22,437)	12	48,650
Net Cash used in financing activities	$71,056	$(5,579)	*	$65,477

Restated Consolidated Statement of Cash Flows – Six Months Ended March 31, 2025

Line item	As Previously Reported on 10-Q	Restatement Adjustment	ID	As Restated
Consolidated net loss	$(8,126)	$(22,011)	*	$(30,137)
Gain/loss on change in fair value of warrant liability	-	21,837	2,3	21,837
Issuance costs accrued related to warrants	-	189	1	189
Allowance for credit loss	-	(94)	*	(94)
Inventory	(343)	270	8	(73)
Stock based compensation	-	3,077	12,13	3,077
Depreciation and amortization	730	(225)	7,9	505
Accounts receivable	(321)	94	*	(227)
Accrued expenses	(91)	3	*	(88)
Net cash used by operating activities	(8,076)	3,139	*	(4,937)
Purchase of property and equipment	(116)	(270)	8	(386)
Net cash used by investing activities	(15,130)	(205)	*	(15,335)
Payment of issuance cost of ordinary shares	0	(1180)	12	(1180)
Proceeds from issuance of ordinary shares	19,792	(1,754)	12	18,038
Net cash provided by financing activities	19,766	(2,934)	*	16,832

NOTES TO FINANCIAL STATEMENT

FOR THE YEARS ENDED SEPTEMBER 30, 2025 AND 2024

(in thousands, except share and per share data)

NOTE 3: Restatement of Previously Issued Quarterly Financial Statements (Cont.)

Restated Consolidated Statement of Cash Flows – Three Months Ended December 31, 2024

Line item	As Previously Reported on 10-Q	Restatement Adjustment	ID	As Restated
Consolidated net loss	$(3,548)	$(26,017)	*	$(29,565)
Gain/loss on change in fair value of warrant liability	-	25,965	2	25,965
Inventory	(248)	60	8	(188)
Stock based compensation	-	1,444	12,13	1,444
Depreciation and amortization	513	(232)	7,9	281
Net cash used by operating activities	(3,578)	1,220	*	(2,358)
Purchase of property and equipment	(78)	(60)	8	(138)
Net cash used in investing activities	(380)	(60)	*	(440)
Contributions from non-controlling interests	(21)	21	*	-
Proceeds from issuance of ordinary shares	9,244	(1,181)	12	8,063
Net cash used in financing activities	$9,219	$(1,160)	*	$8,059

*	Represents the downstream effects of the identified restatement adjustments and other individually immaterial changes.

NOTE 4: Summary of Significant Accounting Policies

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

Cash and Cash Equivalents

We consider all highly liquid investments purchased with original maturity of three months or less to be cash equivalents. We place our cash and cash equivalents in highly liquid instruments with, and in the custody of, financial institutions with high credit ratings.

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

NOTES TO FINANCIAL STATEMENT

FOR THE YEARS ENDED SEPTEMBER 30, 2025 AND 2024

(in thousands, except share and per share data)

NOTE 4: Summary of Significant Accounting Policies (Cont.)

Warrants

We have issued certain warrants that are classified as either liabilities or equity. Warrants classified as liabilities are measured at fair value at each reporting period end. Prefunded warrants for which the only valuation input is the quoted price of our common stock are valued using observable market prices and, when outstanding, are classified within Level 1 of the fair value hierarchy. All other liability-classified warrants are valued using an option pricing model, such as the Black-Scholes model, which incorporates inputs including the expected volatility of our common stock, the expected term of the warrant, a risk-free interest rate based on U.S. Treasury yields, and an expected dividend yield of zero. Because these valuations include significant unobservable inputs, such warrants are classified within Level 3 of the fair value hierarchy. Changes in the fair value of liability-classified warrants are recognized in earnings in the period of change.

For equity-classified warrants, fair value is measured at issuance with no subsequent remeasurement.

Standby Equity Purchase Agreement

We entered into a standby equity purchase agreement that provides us the right, subject to certain terms and conditions, to sell shares of our Class B common stock to an investor from time to time. We evaluate the terms of the standby equity purchase agreement to determine the appropriate accounting treatment under applicable accounting guidance. Certain provisions of the arrangement permitted the issuance of a variable number of shares based on future market prices and other contractual terms of the arrangement. As a result, the arrangement was accounted for as a derivative liability. We recognize the derivative liability at fair value upon inception of the arrangement and subsequently remeasure the derivative liability at fair value at each reporting period end. Changes in the fair value of the derivative liability are recognized in earnings in the period of change.

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

NOTES TO FINANCIAL STATEMENT

FOR THE YEARS ENDED SEPTEMBER 30, 2025 AND 2024

(in thousands, except share and per share data)

NOTE 4: Summary of Significant Accounting Policies (Cont.)

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

Property and equipment, as of September 30, 2025 and 2024 are as follows:

	Years Ended September 30,
	2025	2024
Furniture, fixtures & equipment	$1,435	$789
Equipment held for lease	536	120
Leasehold improvements	4	4
Building	2,973	-
Land	1,109	-
	6,057	913
Accumulated depreciation	(263)	(71)
Property and equipment, net	$5,794	$842

Depreciation expenses for 2025 and 2024 were $192 and $31, respectively.

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

NOTES TO FINANCIAL STATEMENT

FOR THE YEARS ENDED SEPTEMBER 30, 2025 AND 2024

(in thousands, except share and per share data)

NOTE 4: Summary of Significant Accounting Policies (Cont.)

Mezzanine Equity

We classify certain equity instruments as mezzanine equity when they contain redemption features that are not solely within our control. Under ASC 480-10-S99-3A and SEC Regulation S-X Rule 5-02, instruments that are redeemable for cash or other assets upon the occurrence of events not solely within our control are presented outside of permanent equity in a separate mezzanine section of the consolidated balance sheets.

Mezzanine equity instruments are initially measured at fair value on the issuance date. Subsequent measurement is based on the estimated redemption value, with changes in the carrying amount recognized through accretion to retained earnings (or additional paid-in capital if retained earnings is insufficient) as redemption becomes probable. We classify mezzanine equity in a separate caption between liabilities and stockholders’ equity on the balance sheet and disclose the terms of each issue, including redemption features and dividend rights.

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

NOTES TO FINANCIAL STATEMENT

FOR THE YEARS ENDED SEPTEMBER 30, 2025 AND 2024

(in thousands, except share and per share data)

NOTE 4: Summary of Significant Accounting Policies (Cont.)

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

NOTES TO FINANCIAL STATEMENT

FOR THE YEARS ENDED SEPTEMBER 30, 2025 AND 2024

(in thousands, except share and per share data)

NOTE 4: Summary of Significant Accounting Policies (Cont.)

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

NOTES TO FINANCIAL STATEMENT

FOR THE YEARS ENDED SEPTEMBER 30, 2025 AND 2024

(in thousands, except share and per share data)

NOTE 4: Summary of Significant Accounting Policies (Cont.)

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

NOTES TO FINANCIAL STATEMENT

FOR THE YEARS ENDED SEPTEMBER 30, 2025 AND 2024

(in thousands, except share and per share data)

NOTE 4: Summary of Significant Accounting Policies (Cont.)

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

NOTE 5: Revenue

For the fiscal year ended September 30, 2025, total net revenue was $5,045, representing a 19.0% increase over the $4,240 generated in 2024. The Company’s revenue is derived from multiple revenue streams that reflect differences in the nature of the underlying goods and services. The revenue stream was led by revenue from Robots-as-a-Service (RaaS) arrangements, which contributed $692. Product revenue from robotic sales accounted for $2,309, while leasing/service/rental arrangements generated $1,429. The remaining revenue was derived from other retail and management services $615. Revenue is recognized when control of the promised goods or services is transferred to the customer.

NOTE 6: Intangible Asset, net

The Company’s intangible assets consist of multiple systems purchased for our robotic product. These assets are amortized using the straight-line method over their estimated useful life of 10 years.

Intangible Asset, as of September 30, 2025 and September 30, 2024 are as follows:

	Years Ended September 30,
	2025	2024
Intangible assets	$11,978	$7,688
Accumulated amortization	(1,263)	(68)
Intangible assets, net	$10,715	$7,620

Amortization expense was $2,150 and $67 for the years ended September 30, 2025 and 2024, respectively. The increase was primarily attributable to additional intangible assets acquired during the current fiscal year and to intangible assets that were acquired in the prior fiscal year and incurred their first full year of amortization in the current fiscal year.

Estimated amortization expense related to existing finite-lived intangible assets for each of the next five years is as follows:

Fiscal Year	Estimated Amortization Expense
FY2026	$1,194
FY2027	$1,194
FY2028	$1,194
FY2029	$1,194
FY2030	$1,194
Total	$5,970

The Company performs an impairment assessment on an annual basis. For the fiscal year ended September 30, 2025, the Company’s assessment concluded that no impairment indicators were identified, and no impairment loss was recognized.

NOTES TO FINANCIAL STATEMENT

FOR THE YEARS ENDED SEPTEMBER 30, 2025 AND 2024

(in thousands, except share and per share data)

NOTE 7: Accounts Receivable, Net

Accounts receivable, net of allowance for doubtful accounts, was $1,780 as of September 30, 2025, compared to $1,359 as of September 30, 2024. The 2025 balance includes gross receivables of $1,919 offset by an allowance for doubtful accounts of $139. This allowance represents management’s best estimate of potential credit losses based on the aging of customer balances and a specific identification of problematic accounts.

NOTE 8: Inventories

Inventory as of September 30, 2025 and 2024 are as follows:

	Year Ended September 30,
	2025	2024
Raw materials	$811	$619
Finished goods	313	409
Total inventories	$1,124	$1,028

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

The following potential common stock outstanding were excluded from the computation of diluted net loss per share because including them would have been anti-dilutive:

	September 30, 2025	September 30, 2024
Warrants to purchase Class B common stock	6,623,330	16,749,446

	Year Ended September 30,
	2025	2024
Numerators:
Net loss attributable to common stockholders	$(49,073)	$(1,368)
Denominator:
Weighted Average ordinary shares used in computing	121,963,786	69,953,723
Basic and diluted net loss per share (in each dollar)	$(0.40)	$(0.02)

NOTES TO FINANCIAL STATEMENT

FOR THE YEARS ENDED SEPTEMBER 30, 2025 AND 2024

(in thousands, except share and per share data)

NOTE 10: Income Taxes

The Company’s financial statements include a total federal deferred tax benefit of $108 and state tax expense of $2 on a loss before income taxes of approximately $49 for the years ended September 30, 2025. A reconciliation of the difference between the (expense)/benefit for income taxes and income taxes at the statutory U.S. federal income tax rate is as follows (in thousands, except amounts pertaining to rate which are shown as a percentage):

Years Ended September 30, 2025
Federal Statutory Rate	21.00%
Effect of:
Change in Valuation Allowance	(22.94)%
RTP & Deferred True-up	(0.01)%
Change in Rate	0.07%
State Tax Benefit (Net of Fed)	1.90%
M&E	(0.03)%
Liability instrument issuance costs	(0.08)%
Others	0.31%
Total provision effective rate	0.22%

The components of deferred tax assets and liabilities are as follows (in thousands):

September 30, 2025
Deferred tax assets relating to:
Net Operating loss carryforwards	$4,044
Research & development tax credit carryforward	7
174 Expenses	1,070
Right of Use Liability	169
Other deferred tax assets	6,843
Total gross deferred tax assets	12,133
Deferred tax liabilities relating to:
Right of Use Asset	169
Fixed Asset	18
Other deferred tax liabilities	-
Total Gross deferred tax liabilities	186
Deferred assets less liabilities	11,946
Less: valuation allowance	(11,946)
Net deferred tax asset (liability)	$-

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

Year incurred	Net Operating Loss	Research Activities Credit
2023	$219	7.33
2024	6,588	-
2025	10,938

NOTES TO FINANCIAL STATEMENT

FOR THE YEARS ENDED SEPTEMBER 30, 2025 AND 2024

(in thousands, except share and per share data)

Note 11: Fair Value of Financial Instruments

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

	September 30, 2025				September 30, 2024
	Fair Value	Level I	Level II	Level III	Fair Value	Level I	Level II	Level III
U.S. government securities	$81,308	$81,308	$-	$-	$-	$-	$-	$-
Certificates of deposit	48,656	-	48,656	-	15,940	-	15,940	-
Money market funds	45,532	45,532	-	-	-	-	-	-
Warrants	19,285	-	-	19,285	6,940	-	-	6,940
Total	$194,781	$126,840	$48,656	$19,285	$22,880	$-	$15,940	$6,940

Our U.S. government securities are classified within Level I of the fair value hierarchy because their fair values are based on quoted prices in active markets. Our certificates of deposit are classified within Level II of the fair value hierarchy and are measured using observable market inputs.

Our liability-classified warrants are measured at fair value on a recurring basis using Level III inputs. Refer to Note 12 for details on the valuation technique and significant unobservable inputs used and a rollforward of the fair value balance.

Our cash, cash equivalents and investments classified by security type as of September 30, 2025 and 2024 consisted of the following:

	September 30, 2025
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash and Cash Equivalents	Short-Term Investments
Cash	$76,441	$-	$-	$76,441	$76,441	$-
U.S. government securities	80,915	393	-	81,308	62,917	18,391
Certificates of deposit and time deposits	48,656	-	-	48,656	684	47,972
Money market funds	45,532	-	-	45,532	45,532	-
Total cash, cash equivalents and short-term investments	$251,544	$393	$-	$251,937	$185,574	$66,363

NOTES TO FINANCIAL STATEMENT

FOR THE YEARS ENDED SEPTEMBER 30, 2025 AND 2024

(in thousands, except share and per share data)

Note 11: Fair Value of Financial Instruments (Cont.)

	September 30, 2024
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash and Cash Equivalents	Short-Term Investments
Cash	$14,566	$-	$-	$14,566	$14,566	$-
Certificates of deposit and time deposits	15,940	-	-	15,940	-	15,940
Total cash, cash equivalents and short-term investments	$30,506	$-	$-	$30,506	$14,566	$15,940

As of September 30, 2025, all of our short-term investments had contractual maturity dates within one year.

Note 12: Warrants

The following table summarizes warrants outstanding as of September 30, 2025 and 2024:

Instrument	Classification	Exercise Price	Expiration	September 30, 2025	September 30, 2024
Representative’s Warrants	Equity	$6.00	Nov-28	105,000	105,000
Public Offering Warrants	Liability	$1.35	Sep-29	3,013,408	15,555,557
Placement Agent Warrants	Mezzanine equity	$1.69	Sep-29	616,139	1,088,889
Common Inducement Warrants	Liability	$4.00	Feb-30	2,699,797	-
Placement Agent Inducement Warrants	Mezzanine equity	$5.00	Mar-30	188,986	-
Total warrants outstanding				6,623,330	16,749,446

Liability Classified Warrants

On September 3, 2024, in connection with a registered public offering, we issued warrants to investors (the “Public Offering Warrants”) with an exercise price of $1.35 per share. In connection with the inducement transaction on February 10, 2025, we issued new common stock purchase warrants to certain holders that exercised outstanding warrants (the “Common Inducement Warrants”) with an exercise price of $4.00 per share. The Public Offering Warrants were issued to investors in exchange for capital, and the Common Inducement Warrants were issued in exchange for the exercise of previously outstanding warrants. The terms of the Public Offering Warrants and Common Inducement Warrants include settlement features that, under specified transactions involving a change in control or similar corporate events, could require the Company to settle the warrants for cash in circumstances outside the Company’s control. As a result, the warrants do not qualify for equity classification and are recorded as liabilities, measured initially and subsequently at fair value with changes in fair value recognized in earnings.

The following table presents the changes in shares of the liability-classified warrants outstanding.

	Public Offering Warrants	Common Inducement Warrants	Total
Warrants outstanding as of September 30, 2023	—	—	—
Issuance	15,555,557	—	15,555,557
Warrants outstanding as of September 30, 2024	15,555,557	—	15,555,557
Issuance	—	2,699,797	2,699,797
Exercises	(12,542,149)	—	(12,542,149)
Warrants outstanding as of September 30, 2025	3,013,408	2,699,797	5,713,205

NOTES TO FINANCIAL STATEMENT

FOR THE YEARS ENDED SEPTEMBER 30, 2025 AND 2024

(in thousands, except share and per share data)

Note 12: Warrants (Cont.)

Both the Public Offering Warrants and the Common Inducement Warrants are included within Level III of the fair value hierarchy. We use a Black-Scholes option pricing model to determine the fair value of our liability-classified warrants. The valuation incorporates both observable inputs, including our stock price and risk-free interest rates, and significant unobservable inputs, including expected stock price volatility. The expected volatility is based on a combination of the implied volatility of our publicly traded common stock and the historical volatility of comparable publicly traded companies with similar expected terms, while the expected term is generally based on the contractual term of the warrants as they are immediately exercisable. The dividend yield is assumed to be zero, consistent with our historical practice on our Class B common stock. Changes in significant unobservable inputs, particularly expected volatility and expected term, could result in a significantly higher or lower fair value measurement.

Key assumptions utilized in the issuance-date valuation of the Public Offering Warrants and Common Inducement Warrants are summarized in the table below:

	Public Offering Warrants	Common Inducement Warrants
Stock price	$1.27	$3.01
Exercise price	$1.35	$4.00
Expected term (in years)	5.00	5.00
Volatility	73.6%	75.2%
Risk-free interest rate	3.62%	4.29%

The following table presents the change in the liability balance associated with the liability-classified warrants. Changes in the fair value of the liability-classified warrants are included within other income (loss) on the consolidated statements of operations.

	Public Offering Warrants	Common Inducement Warrants	Total
Balance as of September 30, 2023	$—	$—	$—
Issuance	12,125	—	12,125
Change in fair value	(5,185)	—	(5,185)
Balance as of September 30, 2024	6,940	—	6,940
Issuance	—	4,758	4,758
Exercises	(26,585)	—	(26,585)
Change in fair value	30,648	3,524	34,172
Balance as of September 30, 2025	$11,003	$8,282	$19,285

Key assumptions utilized in the valuation of the liability-classified warrants as of the balance sheet dates are summarized in the table below:

	September 30, 2025	September 30, 2024
Stock price	$4.29	$0.84
Exercise price	$1.35 – 4.00	$1.35
Expected term (in years)	3.93 – 4.36	4.93
Volatility	95.1 – 100.8%	74.9%
Risk-free interest rate	3.64 – 3.66%	3.55%

NOTES TO FINANCIAL STATEMENT

FOR THE YEARS ENDED SEPTEMBER 30, 2025 AND 2024

(in thousands, except share and per share data)

Note 12: Warrants (Cont.)

Mezzanine Equity Classified Warrants

In September 2024, in connection with a registered public offering, we issued warrants to placement agents (the “Placement Agent Warrants”) with an exercise price of $1.69 per share. In connection with the inducement transaction on February 10, 2025, we issued inducement warrants to certain placement agents with an exercise price of $5.00 (the “Placement Agent Inducement Warrants,” and together with the Placement Agent Warrants, the “Mezzanine Equity Warrants”). The Placement Agent Warrants were issued on September 3, 2024, and the Placement Agent Inducement Warrants were issued on March 12, 2025. Both were issued in exchange for placement agent services and are accounted for as share-based payment awards. Due to certain settlement features that are not solely within the Company’s control, including a change in control or similar corporate events, the Mezzanine Equity Warrants are classified within mezzanine equity. The warrants were recorded at their issuance-date fair value. As of September 30, 2025 and 2024, the warrants were not currently redeemable and, therefore, the Company did not adjust the carrying amounts to redemption value. The warrants are exercisable into shares of Class B common stock.

The following table presents the changes shares of the Mezzanine Equity Warrants.

	Placement Agent Warrants	Placement Agent Inducement Warrants	Total
Warrants outstanding as of September 30, 2023	—	—	—
Issuance	1,088,889	—	1,088,889
Warrants outstanding as of September 30, 2024	1,088,889	—	1,088,889
Issuance	—	188,986	188,986
Exercises	(472,750)	—	(472,750)
Warrants outstanding as of September 30, 2025	616,139	188,986	805,125

Key assumptions utilized in the issuance-date valuation of the Placement Agent Warrants and Placement Agent Inducement Warrants are summarized in the table below:

	Placement Agent Warrants	Placement Agent Inducement Warrants
Stock price	$1.27	$1.98
Exercise price	$1.69	$5.00
Expected term (in years)	5.00	4.95
Volatility	73.6%	82.7%
Risk-free interest rate	3.62%	3.92%

The following table summarizes activity in mezzanine equity:

	Placement Agent Warrants	Placement Agent Inducement Warrants	Total
Balance as of September 30, 2023	$—	$—	$—
Issuance	786	—	786
Balance as of September 30, 2024	786	—	786
Issuance	—	189	189
Exercises	(341)	—	(341)
Remeasurement	—	—	—
Balance as of September 30, 2025	$445	$189	$634

Because the Placement Agent Warrants and Placement Agent Inducement Warrants were not currently redeemable as of September 30, 2025 or September 30, 2024, no redemption value adjustment was recorded during the years ended September 30, 2025 and 2024.

NOTES TO FINANCIAL STATEMENT

FOR THE YEARS ENDED SEPTEMBER 30, 2025 AND 2024

(in thousands, except share and per share data)

Note 12: Warrants (Cont.)

Equity Classified Warrants

In connection with our initial public offering in November 2023, we issued warrants with an exercise price of $6.00 per share to the representative of the offering to purchase shares of our common stock (the “Representative’s Warrants”). The Representative’s Warrants were issued as consideration for underwriting services and are accounted for as share-based payment awards. The Representative’s Warrants do not contain any cash settlement or redemption features outside the Company’s control, and are classified in permanent equity. The Representative’s Warrants issued at our initial public offering remained outstanding as of both September 30, 2025 and September 30, 2024, with no issuances, exercises, forfeitures, or expirations during the period from September 30, 2024 through September 30, 2025.

Note 13: Stockholders’ Equity

As of September 30, 2025, the Company had 39,934,846 shares of Class A common stock and 154,656,592 shares of Class B common stock issued and outstanding. As of September 30, 2024, the Company had 39,934,846 shares of Class A common stock and 53,795,254 shares of Class B common stock issued and outstanding. During the fiscal year ended September 30, 2025, the Company issued an aggregate of 100,861,338 shares of Class B common stock and no additional shares of Class A common stock. The material issuances of the Company’s Class B common stock are described below.

On November 21, 2023, the Company issued an aggregate of 2,100,000 shares of Class B common stock at a price of $5.00 per share in connection with the closing of its initial public offering (“IPO”). On December 22, 2023, the Company issued an additional 42,563 shares of Class B common stock at a price of $5.00 per share pursuant to the partial exercise of the underwriters’ over-allotment option. In connection with the IPO, the Company also issued warrants to the representative of the offering to purchase shares of common stock (the “Representative’s Warrants”). The Representative’s Warrants were issued as consideration for underwriting services, are accounted for as share-based payment awards, and are classified in permanent equity.

On February 15, 2024, the Company entered into a Standby Equity Purchase Agreement (the “SEPA”) with YA II PN, Ltd. (“Yorkville”), pursuant to which Yorkville agreed to purchase up to $50 million of the Company’s Class B common stock over a 24-month period. The purchase price for shares issued under the SEPA is equal to 96% of the lowest volume weighted average price (“VWAP”) of the Company’s Class B common stock during the three trading days immediately following delivery of an advance notice by the Company. Each issuance and sale under the SEPA (an “Advance”) is subject to a maximum amount equal to 100% of the daily trading volume of the Company’s Class B common stock, as reported by Bloomberg L.P., during the five trading days immediately preceding an Advance notice. On April 22, 2024, the Company issued 259,350 commitment shares to Yorkville pursuant to the SEPA. As of September 30, 2024, the Company had issued an aggregate of 8,776,211 shares of Class B common stock under the SEPA. For a more detailed description of the SEPA, refer to the Company’s Current Report on Form 8-K/A filed with the SEC on March 15, 2024. For the year ended September 30, 2025, the Company did not recognize any losses related to issuances under the SEPA. For the year ended September 30, 2024, the Company recognized losses related to issuances under the SEPA of $2,305, which were recorded within other income (loss).

On September 3, 2024, the Company completed a public offering pursuant to a Securities Purchase Agreement, dated August 29, 2024, with certain institutional investors and a prospectus dated August 29, 2024, filed with the SEC on August 30, 2024, relating to certain retail purchasers (collectively, the “Investors”). In connection with the offering, the Company issued (i) 13,242,963 shares of Class B common stock, (ii) pre-funded warrants to purchase up to 2,312,594 shares of Class B common stock (the “Pre-Funded Warrants”), and (iii) warrants to purchase up to 15,555,557 shares of Class B common stock (the “Common Warrants”), at a purchase price of $1.35 per share and accompanying Common Warrant. The Pre-Funded Warrants were immediately exercisable at an exercise price of $0.00001 per share and remain exercisable until exercised in full. The Common Warrants were immediately exercisable at an exercise price of $1.35 per share and expire five years from the date of issuance.

NOTES TO FINANCIAL STATEMENT

FOR THE YEARS ENDED SEPTEMBER 30, 2025 AND 2024

(in thousands, except share and per share data)

Note 13: Stockholders’ Equity (Cont.)

As of September 30, 2024, the Company had issued an aggregate of 2,312,594 shares of Class B common stock pursuant to the exercise of all of the outstanding Pre-Funded Warrants in full, at an exercise price of $0.00001 per share. As of September 30, 2024, the Company issued zero shares of Class B common stock pursuant to the exercise of Common Warrants, at an exercise price of $1.35 per share.

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

Note 14: Commitments and Contingencies

Legal Proceedings

From time to time, we may be involved in judicial or administrative proceedings concerning matters arising in the ordinary course of business. Although the ultimate aggregate amount of monetary liability or financial impact with respect to these matters is subject to many uncertainties and is therefore not predictable with assurance, management believes that any monetary liability or financial impact to the Company from these matters, individually and in the aggregate, would not be material to the Company’s consolidated financial position, results of operations or cash flows.

NOTES TO FINANCIAL STATEMENT

FOR THE YEARS ENDED SEPTEMBER 30, 2025 AND 2024

(in thousands, except share and per share data)

Note 14: Commitments and Contingencies (Cont.)

On June 2, 2025, a civil action was filed against the Company and certain of our officers in the Supreme Court of the State of New York, County of Kings (Index No. 517888/2025). The complaint asserts claims for breach of contract, breach of express and implied warranties, fraud, and joint venture liability. The plaintiff seeks damages in excess of $600,000, including compensatory and punitive damages. On September 26, 2025, we filed a motion to dismiss the case. On April 28, 2026, the parties entered into a joint stipulation adjourning oral argument on the motion to dismiss to July 15, 2026 We believe the claims are meritless and are vigorously defending the action. Based on the current stage of litigation and consultation with outside counsel, management has concluded that a loss is not probable.

Lease

We lease office facilities and retail space under noncancelable operating lease agreements. Following the purchase of the new corporate headquarters in April 2025, the existing facilities at 4175 Cameron St, Las Vegas, Nevada, continue to be leased and are now utilized for dedicated Research and Development (R&D) laboratory space and overflow administrative support. We closed our second office space in Austin, Texas, in April 2024. The total operating lease liabilities primarily relate to the Cameron Street R&D facility and the Clouffee & Tea retail space (Town Square Las Vegas). As of September 30, 2025, our operating lease liabilities were measured using a weighted average remaining lease term of approximately 2.7 years and a weighted average discount rate of approximately 4.0%.

The components of leases and lease costs are as follows (in thousands):

Operating leases	As of September 30, 2025	As of September 30, 2024
Operating lease right-of use assets	$731	$506
Operating lease liabilities, current portion	301	150
Operating lease liabilities, non-current portion	429	356
Total operating lease liabilities	$730	$506

Future minimum lease payments under these leases as of September 30, 2025, are approximately as follow:

Fiscal Year	Amount
2026	$298
2027	307
2028	54
2029	56
2030	19
Total future minimum lease payments	$734
Less: Imputed interest	(4)
Present value of lease payments	$730

NOTES TO FINANCIAL STATEMENT

FOR THE YEARS ENDED SEPTEMBER 30, 2025 AND 2024

(in thousands, except share and per share data)

Note 15: Subsequent Events

Between October 1, 2025 and January 15, 2026, the Company issued an aggregate of 19,642,631 shares of Class B common stock, as detailed below:

-	The Company issued an aggregate of 4,485,946 shares of Class B common stock upon the exercise of Common Warrants, generating total proceeds of $9,813,400.08 before deducting financial advisory fees.

-	The Company issued an aggregate of 15,156,685 shares of Class B common stock under the At-The-Market program generating gross proceeds of $71,622,886.31.

-	On December 5, 2025, the Company announced the resignation of Matthew Casella as President, effective December 2, 2025. In connection with his departure, the Company entered into a separation agreement pursuant to which the Company will provide: (i) a cash payment of $32 for severance and accrued obligations, (ii) a $35 performance bonus, and (iii) 60,000 restricted shares of Class B common stock. Additionally, Mr. Casella will continue to provide consulting services for 12 months in exchange for 50,000 restricted shares of Class B common stock, payable quarterly through December 2026.

(2)	Financial Statement Schedules

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

ITEM 16. Form 10-K Summary.

Not applicable.

EXHIBIT INDEX

Exhibit No.	Description
3.1	Second Amended and Restated Articles of Incorporation (Incorporated by reference to Exhibit 3.1 in the Company’s Current Report on Form 8-K, filed with the SEC on November 22, 2023).
3.2	Articles of Amendment to Articles of Incorporation of Richtech Robotics Inc. (Incorporated herein by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K, filed with the Commission on November 17, 2025).
3.3	Second Amended and Restated Bylaws (Incorporated by reference to Exhibit 3.3 in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2024, filed with the SEC on January 11, 2024).
4.1	Specimen Class B Common Stock Certificate (Incorporated by reference to Exhibit 4.1 in the Company’s Registration Statement on Form S-1/A (File No. 333-273628), filed with the SEC on November 1, 2023).
4.2	Form of Underwriter Warrant (Incorporated by reference to Exhibit 4.1 in the Company’s Current Report on Form 8-K, filed with the SEC on November 22, 2023).
4.3	Form of Pre-Funded Warrant (Incorporated by reference to Exhibit 4.1 in the Company’s Current Report on Form 8-K, filed with the SEC on September 5, 2024).
4.4	Form of Common Warrant (Incorporated by reference to Exhibit 4.2 in the Company’s Current Report on Form 8-K, filed with the SEC on September 5, 2024).
4.5	Form of Placement Agent Warrant (Incorporated by reference to Exhibit 4.3 in the Company’s Current Report on Form 8-K, filed with the SEC on September 5, 2024).
4.6	Form of Inducement Warrant (Incorporated by reference to Exhibit 4.1 in the Company’s Current Report on Form 8-K, filed with the SEC on February 11, 2025).
4.7	Description of Registered Securities (Incorporated by reference to Exhibit 4.6 in the Company’s Annual Report on Form 10-K, filed with the SEC on January 14, 2025).
10.1#	Letter of Intent, dated as of October 16, 2024, by and between Richtech Robotics Inc. and Ghost Kitchens America (Incorporated by reference to Exhibit 10.1 in the Company’s Current Report on Form 8-K, filed with the SEC on October 22, 2024).
10.2	Form of Invention Assignment Agreement (Incorporated by reference to Exhibit 10.4 in the Company’s Registration Statement on Form S-1/A (File No. 333-273628), filed with the SEC on November 1, 2023).
10.3	Form of Stock Purchase Agreement (Pre-IPO Private Placement) (Incorporated by reference to Exhibit 10.5 in the Company’s Registration Statement on Form S-1/A (File No. 333-273628), filed with the SEC on November 1, 2023).
10.4	Second Amended and Restated Richtech Robotics, Inc. 2023 Stock Option Plan (Incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed with the Commission on November 17, 2025).
10.5	Form of Stock Option Agreement (Incorporated by reference to Exhibit 10.7 in the Company’s Registration Statement on Form S-1/A (File No. 333-273628), filed with the SEC on November 1, 2023).
10.6	Form of Stock Purchase Agreement (Incorporated by reference to Exhibit 10.8 in the Company’s Registration Statement on Form S-1/A (File No. 333-273628), filed with the SEC on November 1, 2023).
10.7	Employment Agreement between the Company and Zhenwu Huang (Incorporated by reference to Exhibit 10.9 in the Company’s Registration Statement on Form S-1/A (File No. 333-273628), filed with the SEC on November 1, 2023).
10.8	Employment Agreement between the Company and Zhenqiang Huang (Incorporated by reference to Exhibit 10.10 in the Company’s Registration Statement on Form S-1/A (File No. 333-273628), filed with the SEC on November 1, 2023).
10.9	Employment Agreement between the Company and Phil Zheng (Incorporated by reference to Exhibit 10.11 in the Company’s Registration Statement on Form S-1/A (File No. 333-273628), filed with the SEC on November 1, 2023).
10.10	Standby Equity Purchase Agreement, dated February 15, 2024, by and between the Company and YA II PN, Ltd. (Incorporated by reference to Exhibit 10.1 in the Company’s Current Report on Form 8-K, filed with the SEC on February 21, 2024).

10.11	Letter Agreement, dated March 14, 2024, by and between the Company and YA II PN, Ltd. (Incorporated by reference to Exhibit 10.1 in the Company’s Current Report on Form 8-K, filed with the SEC on March 15, 2024).
10.12	Form of Securities Purchase Agreement (Incorporated by reference to Exhibit 10.1 in the Company’s Current Report on Form 8-K, filed with the SEC on September 5, 2024).
10.13	Form of Inducement Letter (Incorporated by reference to Exhibit 10.1 in the Company’s Current Report on Form 8-K, filed with the SEC on February 11, 2025).
10.14^	Purchase and Sale Agreement, dated April 8, 2025, by and between the Company and L & R Investment LLC (Incorporated by reference to Exhibit 10.1 in the Company’s Current Report on Form 8-K, filed with the SEC on April 14, 2025).
10.15#	Product Sales and Technical Services Agreement, dated as of June 24, 2025, by and between Boyu Artificial Intelligence (Beijing) Technology Co., Ltd. and Beijing Kaiwu Tongchuang Technology Development Co., Ltd (Incorporated by reference to Exhibit 10.1 in the Company’s Current Report on Form 8-K, filed with the SEC on June 30, 2025).
10.16#	Master Services Agreement, dated August 21, 2025 (Incorporated by reference to Exhibit 10.1 in the Company’s Current Report on Form 8-K, filed with the SEC on August 25, 2025).
10.17	At the Market Offering Agreement, dated August 28, 2025, by and among the Company and Rodman & Renshaw LLC and H.C. Wainwright & Co., LLC (Incorporated by reference to Exhibit 10.1 in the Company’s Current Report on Form 8-K, filed with the SEC on August 28, 2025).
10.18	At the Market Offering Agreement, dated September 23, 2025, by and among the Company, Rodman & Renshaw LLC and H.C. Wainwright & Co., LLC (Incorporated by reference to Exhibit 10.1 in the Company’s Registration Statement on Form S-3ASR, filed with the SEC on September 24, 2025).
14	Code of Ethics (Incorporated by reference to Exhibit 14 in the Company’s Annual Report on Form 10-K, filed with the SEC on January 14, 2025).
19	Insider Trading Policy (Incorporated by reference to Exhibit 19 in the Company’s Annual Report on Form 10-K, filed with the SEC on January 14, 2025).
21	Subsidiaries of the Registrant (Incorporated by reference to Exhibit 21 in the Company’s Annual Report on Form 10-K, filed with the SEC on January 20, 2026).
31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
97	Executive Compensation Clawback Policy.(Incorporated by reference to Exhibit 97 in the Company’s Annual Report on Form 10-K/A, filed with the SEC on February 7, 2025).
101.INS	Inline XBRL Instance Document.*
101.SCH	Inline XBRL Taxonomy Extension Schema Document.*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*
104	Cover Page Interactive Data File (Embedded as Inline XBRL document and contained in Exhibit 101).*

*	Filed herewith.

**	Furnished herewith

#	Certain portions of this exhibit have been omitted because the omitted information is (i) not material and (ii) would likely cause competitive harm to the Company if publicly disclosed.

^	Certain annexes, schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company agrees to furnish supplementally a copy of any omitted attachment to the SEC on a confidential basis upon request.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

August 7, 2026	RICHTECH ROBOTICS INC.

	By:	/s/ Zhenwu Huang
Zhenwu Huang
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Zhenwu Huang	Chief Executive Officer and Director	August 7, 2026
Zhenwu Huang	(Principal Executive Officer)

/s/ Zhenqiang Huang	Chief Financial Officer and Director	August 7, 2026
Zhenqiang Huang	(Principal Financial and Accounting Officer)

/s/ John Shigley	Director	August 7, 2026
John Shigley

/s/ Stephen Markscheid	Director	August 7, 2026
Stephen Markscheid

/s/ Saul Factor	Director	August 7, 2026
Saul Factor