Form 10-Q/A
period 2025-12-31
RICHTECH ROBOTICS INC.
filed 2026-08-07
CIK 1963685

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

RICHTECH ROBOTICS INC.

Quarterly Report on Form 10-Q/A

i

EXPLANATORY NOTE

Restatement Background

In connection with the preparation and review of the Richtech Robotics Inc. (the “Company”) financial statements for the quarter ended March 31, 2026, management identified errors in the Company’s previously issued financial statements for the fiscal year ended September 30, 2024, the interim periods ended December 31, 2024, March 31, 2025, June 30, 2025 during fiscal year 2025, the fiscal year ended September 30, 2025, and the quarter ended December 31, 2025 (collectively, the “Affected Financial Statements”). As a result of these findings, on June 9, 2026, the audit committee, in consultation with the Company’s management, determined that the Affected Financial Statements should no longer be relied upon.

Additionally, the Company determined that any previously issued or filed reports, including financial statements, and other communications describing the Affected Financial Statements and related financial information should no longer be relied upon.

The identified errors primarily relate to the Company’s accounting for warrants issued in connection with equity financing transactions, employee and nonemployee stock-based compensation arrangements, transactions executed under a Standby Equity Purchase Agreement dated as of February 15, 2024, with YA II PN, Ltd. (“SEPA”) and related convertible notes payable, and the classification of certain property and equipment. Specifically, the Company did not appropriately evaluate and record certain warrants, including determining the proper classification between equity, mezzanine equity, and liabilities, and did not appropriately recognize fair value at issuance and in subsequent periods. In addition, certain stock-based compensation awards, including non-employee awards issued in the form of warrants requiring mezzanine equity classification and employe awards issued in the form of restricted stock awards, were improperly accounted for, resulting in misstatements of accrued expenses and other payables, mezzanine equity, additional paid-in capital and compensation expense. The Company also identified errors in its accounting for SEPA-related transactions and convertible notes, including incomplete recognition and misclassification of associated balances and related income statement impacts. Further, certain assets were incorrectly classified as depreciable assets, resulting in overstated depreciation expense. The Company also identified errors related to revenue recognition, including adjustments to decrease revenue and increase deferred revenue, as well as related adjustments to increase inventory and decrease cost of goods sold. Additionally, certain intangible assets were not appropriately accounted for due to revisions to their estimated useful lives, resulting in shorter amortization periods (collectively, the “Errors”).

Restatement of Previously Issued Financial Statements

This Amendment to the Quarterly Report on Form 10-Q/A (“Form 10-Q/A”) for the three months ended December 31, 2025 includes unaudited condensed consolidated financial statements as of and for the three months ended December 31, 2025. The Company has restated certain information within this Form 10-Q/A, including the unaudited condensed consolidated financial statements for the three months ended December 31, 2025 and 2024 and the related comparative prior period financial information for the fiscal years ended September 30, 2025 and 2024.

In addition to the restatement adjustments described above, the Company also evaluated other identified errors that were determined to be immaterial, individually and in the aggregate, to the previously issued financial statements for the impacted periods. Such items have been corrected in the period presented in this Form 10-Q/A. The Company has also issued an amendment to its previously issued Annual Report on Form 10-K for the fiscal year ended September 30, 2025 to reflect the correction of these errors and the related restatement of prior period financial information and interim periods for the fiscal year ended September 30, 2025.

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

See Note 2, Restatement of Previously Issued Financial Statements, to the unaudited condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q/A for additional information regarding the restatement, including a description of the errors and the impact on the Company’s consolidated financial statements and related disclosures.

Except as described above, no other information included in the original Form 10-Q is being amended or updated by this Form 10-Q/A and, other than as described herein, this Form 10-Q/A does not purport to reflect any information or events subsequent to the original Form 10-Q. This Form 10-Q/A continues to describe the conditions as of the date of the original Form 10-Q and, except as expressly contained herein, we have not updated, modified or supplemented the disclosures contained in the original Form 10-Q.

ii

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q/A (this “Report”) contains “forward-looking statements” (as defined in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that reflect our current expectations and views of future events. The forward-looking statements are contained principally in the section of this Report entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Readers are cautioned that significant known and unknown risks, uncertainties and other important factors (including those over which we may have no control and others listed in this Report and in the “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended September 30, 2025 (“2025 Annual Report”), as filed with the Securities and Exchange Commission (the “SEC”) on January 20, 2026, may cause our actual results, performance or achievements to be materially different from those expressed or implied by the forward-looking statements. You can identify some of these forward-looking statements by words or phrases such as “may,” “will,” “expect,” “anticipate,” “aim,” “estimate,” “intend,” “plan,” “believe,” “is/are likely to,” “potential,” “continue” or other similar expressions. We have based these forward-looking statements on our current expectations and projections about future events that we believe may affect our financial condition, results of operations, business strategy and financial needs.

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

iii

PART I - FINANCIAL INFORMATION

ITEM 1. Unaudited Financial Statements

RICHTECH ROBOTICS INC.

Unaudited Consolidated Balance Sheets

(In thousands, except share and per share data)

	December 31,	September 30,
	2025 (Restated)	2025 (Restated)
ASSETS
Current assets:
Cash and cash equivalents	$138,023	$185,574
Short term investment	190,471	66,363
Accounts receivable, net of allowance for doubtful accounts	1,890	1,780
Inventory	1,707	1,124
Prepaid expenses and other current assets	324	429
Total current assets	332,415	255,270
Property and equipment, net	5,760	5,794
Notes receivable	528	523
Operating lease right-of-use-assets	607	731
Intangible assets, net	10,405	10,715
Other assets, non-current	647	640
Total assets	$350,362	$273,673
LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$132	$397
Deferred revenue	434	248
Accrued expenses and other payables	1,854	1,376
Tax payables	92	55
Operating lease liabilities, current	281	301
Warrant liability	4,134	19,285
Total current liabilities	6,927	21,662
Long-term payables	112	118
Operating lease liabilities, non-current	326	429
Total liabilities	7,365	22,209
Commitments and contingencies (Notes 13)
Mezzanine equity	249	634
Stockholders’ equity:
Class A common stock, $0.0001 par, 100,000,000 shares authorized as of December 31, 2025 and September 30, 2025; 39,934,846 shares issued and outstanding as of December 31, 2025 and September 30, 2025, respectively	$4	$4
Class B common stock, $0.0001 par, 1,000,000,000 and 200,000,000 shares authorized as of December 31, 2025 and September 30, 2025, respectively; 174,299,223 shares and 154,656,592 shares issued and outstanding as of December 31, 2025 and September 30, 2025, respectively.	18	16
Additional paid-in capital	402,803	300,701
Accumulated other comprehensive income	356	393
Accumulated deficit	(60,386)	(50,241)
Non-controlling interests	(47)	(43)
Total stockholders’ equity	342,748	250,830
Total liabilities, mezzanine equity and stockholders’ equity	$350,362	$273,673

See accompanying Notes to Unaudited Financial Statements

RICHTECH ROBOTICS INC.

Unaudited Consolidated Statements of Operations

For the three months ended December 31, 2025 and 2024

(In thousands, except share and per share data)

	2025 (Restated)	2024 (Restated)
Revenue, net	$1,071	$1,257
Cost of revenue, net	1,041	443
Gross profit	30	814

Operating expenses:
Research and development	1,131	484
Sales and marketing	3,061	245
General and administrative	8,209	4,014
Total operating expenses	12,401	4,743
Income (loss) from operations	(12,371)	(3,929)
Non-operating income(expense):
Investment income	3,401	333
Other income (loss)	(1,181)	(25,965)
Interest expense, net	(2)	(4)
Total other income / (expense), net	2,218	(25,636)
Loss before income tax expense	(10,153)	(29,565)
Income tax benefit/(expense)	-	-
Consolidated net loss	(10,153)	(29,565)
Less: Net loss attributable to non-controlling interest (“NCI”)	(8)	(21)
Net loss attributable to common stockholders	$(10,145)	$(29,544)
Basic and diluted net loss per share of common stock	$(0.05)	$(0.31)
Weighted average shares used to compute basic and diluted net loss per share	197,731,671	95,785,054

See accompanying Notes to Unaudited Financial Statements

RICHTECH ROBOTICS INC.

Unaudited Consolidated statements of Comprehensive Income

For the three months ended December 31, 2025 and 2024

(In thousands, except share and per share data)

	2025 (Restated)	2024 (Restated)
Net loss attributable to common stockholders	(10,145)	(29,544)
Other comprehensive income:
Unrealized net gain (loss) on investments, net of tax	(37)	-
Comprehensive loss	$(10,182)	$(29,544)

See accompanying Notes to Unaudited Financial Statements

RICHTECH ROBOTICS INC.

Unaudited Consolidated Statements of Equity

For the three months ended December 31, 2025 and 2024

(in thousands, except per share data)

	Common stock*				Additional	Accumulated Other	Retained earnings		Total
	Class A		Class B		Paid-in	Comprehensive	(Accumulated		Shareholders’
	Shares	Amount	Shares	Amount	Capital	Income	deficit)	NCI	equity
Balance at September 30, 2025	39,934,846	$4	154,656,592	$16	$300,701	$393	$(50,241)	$(43)	$250,830
Issuance of shares upon exercise of warrants for cash	-	-	4,485,946	-	26,530	-	-	-	26,530
Issuance of new shares for cash	-	-	15,156,685	2	69,063	-	-	-	69,065
Net loss attributable to NCI	-	-	-	-	-	-	-	(8)	(8)
Capital contribution from NCI	-	-	-	-	-	-	-	4	4
Stock-based compensation – shares issuable	-	-	-	-	8,202	-	-	-	8,202
Other comprehensive loss	-	-	-	-	-	(37)	-	-	(37)
Tax withholding for employee net share settlement					(1,693)				(1,693)
Net loss attributable to common stockholders	-	-	-	-	-	-	(10,145)	-	(10,145)
Balance at December 31, 2025 (Restated)	39,934,846	$4	174,299,223	$18	$402,803	$356	$(60,386)	$(47)	$342,748

	Common stock*				Additional	Retained earnings		Total
	Class A		Class B		Paid-in	(Accumulated		Shareholders’
	Shares	Amount	Shares	Amount	Capital	deficit)	NCI	equity
Balance at September 30, 2024	39,934,846	$4	53,795,254	$6	$35,044	$(1,167)	$-	$33,887
Issuance of common shares for Intangible asset acquisition	-	-	5,788,849	-	3,697	-	-	3,697
Issuance of shares upon exercise of warrants for cash	-	-	5,973,667	1	20,405	-	-	20,406
Shares issued to employees	-	-	781,348	-	516	-	-	516
Shares issued for services	-	-	1,126,991	-	928	-	-	928
Net loss attributable to NCI	-	-	-	-	-	-	(21)	(21)
Net loss attributable to common stockholders	-	-	-	-	-	(29,544)	-	(29,544)
Balance at December 31, 2024 (Restated)	39,934,846	$4	67,466,109	$7	$60,590	$(30,711)	$(21)	$29,870

See accompanying Notes to Unaudited Financial Statements

RICHTECH ROBOTICS INC.

Unaudited Consolidated Statements of Cash Flows

For the three months ended December 31, 2025 and 2024

(In thousands)

	2025 (Restated)	2024 (Restated)
Cash flows from operating activities:
Consolidated net loss	$(10,153)	$(29,565)
Adjustments to reconcile net loss to net cash provided by operating activities:
Change in fair value of warrant liability	1,810	25,965
Accounts receivable	(110)	(755)
Inventory	(583)	(188)
Prepaid expenses and other current assets	105	(20)
Amortization of operating lease right-of-use assets	124	(167)
Accounts payable	(265)	380
Deferred revenue	186	-
Tax payable	37	26
Accrued expenses and other payable	(1,217)	73
Depreciation and amortization	377	281
Stock based compensation	8,202	1,444
Change in operating lease liabilities	(123)	168
Net cash used in operating activities	(1,610)	(2,358)
Cash flows from investing activities:
Purchase of property and equipment	(71)	(138)
Purchase of short-term investments	(126,220)	(127)
Purchase of long-term investments	(9)	(175)
Proceeds from maturities and sales of short-term investments	2,116	-
Notes receivable	(5)	-
Net cash provided by (used in) investing activities	(124,189)	(440)
Cash flows from financing activities:
Contributions from non-controlling interests	4
Proceeds from warrants exercise	9,184	-
Loans received from third parties	(6)	(4)
Proceeds from issuance of shares of common stock	69,066	8,063
Net cash provided by financing activities	78,248	8,059
Net change in cash and cash equivalents	(47,551)	5,261
Cash and cash equivalents at beginning of the period	$185,574	$14,566
Cash and cash equivalents at end of the period	$138,023	$19,827

Supplemental noncash disclosures:
Intangible assets acquired in exchange for common shares	$-	$3,697

See accompanying Notes to Unaudited Financial Statements

Notes to the Unaudited Financial Statements

(in thousands, unless otherwise stated)

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

Notes to the Unaudited Financial Statements

(in thousands, unless otherwise stated)

NOTE 2: Restatement of Previously Issued Financial Statements

We have restated our audited and unaudited consolidated financial statements for all reported periods from September 30, 2024 through December 31, 2025 (collectively, the “Affected Periods”), including the related balance sheets, statements of operations, statements of changes in stockholders’ deficit, and statements of cash flows, along with the applicable notes thereto. We determined that the restatement was necessary following the identification of errors related to the accounting for warrants, depreciation, and stock-based compensation, which were not recognized or measured in accordance with U.S. GAAP in the previously issued financial statements. The restatement corrects these identified errors in the previously issued financial statements for the Affected Periods. The restatement also corrected the number and timing of certain Class A common shares issued during the Affected Periods. The revised share balances are reflected in the accompanying statements of stockholders’ equity and EPS calculations. The specific nature of these errors is described below:

1.	Placement warrants – Placement agent warrants which should have been recognized as nonemployee share-based compensation presented within mezzanine equity were not recognized. As a result, the balance sheets did not present mezzanine equity, and subsequent exercises of placement agent warrants were improperly measured within APIC.

2.	Pre-funded and common warrants – Pre-funded and common warrants were not correctly recognized as liabilities at issuance or subsequently measured to fair value at each reporting date. The result is that no warrants were recognized at issuance, no other income (loss) was recognized on the consolidated statements of operations due to changes in the fair value, and the accounting for the exercise of pre-funded and common warrants did not appropriately measure APIC.

3.	Common inducement warrants – Common inducement warrants were not correctly recognized as liabilities at issuance or subsequently measured to fair value at each reporting date. The result is that no warrants were recognized at issuance, no other income (loss) was recognized on the consolidated statements of operations due to changes in the fair value, and the accounting for the exercise of common inducement warrants did not appropriately measure APIC.

4.	Cost of revenue – Certain costs incurred in the sale of our products were incorrectly recognized in general and administrative expenses and sales and marketing expenses.

5.	Research and development - Certain costs incurred in our research and development activities related to employee compensation were incorrectly classified in general and administrative expenses.

6.	Property and equipment – Depreciation expense was incorrectly recognized due to certain fixed assets being miscategorized.

7.	Inventory –Inventory balances were understated due to errors in the timing and recognition of costs associated with certain sales transactions. As a result, adjustments were recorded to increase inventory and decrease cost of goods sold.

8.	Intangible Assets – One of our intangible assets was amortized using a useful life that was not appropriate. We revised the estimated useful life to a longer period, resulting in decreased amortization expense in the Affected Periods.

9.	Stock based compensation – Certain restricted stock awards were incorrectly classified as liabilities rather than equity-classified awards, resulting in errors in the recognition and measurement of stock-based compensation expense and related balance sheet accounts. In addition, the Company did not properly account for employee tax withholding obligations associated with share-based payment awards, and certain stock-based compensation-related transactions were improperly presented within financing activities in the statement of cash flows.

10.	Short-term investments - Certain short-term investments acquired were improperly classified as cash and cash equivalents.

11.	Revenue – Revenue was overstated due to the premature recognition of certain sales that did not meet the criteria for recognition under U.S. GAAP. These amounts have been deferred, resulting in adjustments to decrease revenue and increase deferred revenue.

12.	Professional and legal fees – Certain professional and legal fees associated with equity transactions were incorrectly recognized in additional paid in capital and should have been recognized in general and administrative expenses.

13.	Issuance of shares – The issuance of shares for our intangible asset acquisition, share-based payments to employees and nonemployees, and transfers to (from) ESOP trust were recognized in incorrect interim periods.

As a result of the errors described above, our previously issued unaudited consolidated financial statements for the Affected Periods were materially misstated. We have corrected these errors in the accompanying financial statements for all reported periods from September 30, 2024 through December 31, 2025. The impact of these corrections on our consolidated financial statements for the periods included in this Form 10-Q/A is presented below.

Notes to the Unaudited Financial Statements

(in thousands, unless otherwise stated)

NOTE 2: Restatement of Previously Issued Financial Statements (Cont.)

Restated Audited Consolidated Balance Sheet – As of September 30, 2025

Line item	As Previously Reported on 10-Q	Restatement Adjustment	ID	As Restated
Assets
Current Assets
Cash and cash equivalents	$193,629	$(8,055)	10	$185,574
Short-term investments	58,308	8,055	10	66,363
Inventory	1,380	(256)	7	1,124
Total current assets	255,526	(256)	*	255,270
Non-current assets
Property and equipment, net	5,579	215	6	5,794
Intangible assets, net	9,761	954	8	10,715
Other assets, non-current	638	2	*	640
Total assets	$272,758	$915	*	$273,673
Liabilities
Current liabilities
Accrued expenses and other payable	$1,377	$(1)	*	$1,376
Warrant liability	-	19,285	2,3	19,285
Total current liabilities	2,378	19,284	*	21,662
Total liabilities	2,925	19,284	*	22,209
Mezzanine equity	-	634	1	634
Stockholders’ equity
Additional paid-in capital	293,156	7,545	1,2,3	300,701
Retained earnings	(23,693)	(26,548)	*	(50,241)
Total stockholders’ equity	269,833	(19,003)	*	250,830
Total liabilities, mezzanine equity and stockholders’ equity	$272,758	$915	*	$273,673

Restated Unaudited Consolidated Balance Sheet – As of December 31, 2025

Line item	As Previously Reported on 10-Q	Restatement Adjustment	ID	As Restated
Assets
Current Assets
Cash and cash equivalents	$271,811	$(133,788)	10	$138,023
Short-term investments	56,683	133,788	10	190,471
Inventory	1,878	(171)	7	1,707
Prepaid expenses and other current assets	322	2	*	324
Total current assets	332,584	(169)	*	332,415
Non-current assets
Property and equipment, net	5,541	219	6	5,760
Intangible assets, net	9,477	928	8	10,405
Total assets	$349,384	$978	*	$350,362
Liabilities
Current liabilities
Accrued expenses and other payable	$8,444	$(6,590)	9	$1,854
Deferred revenue	358	76	11	434
Warrant liability	-	4,134	2,3	4,134
Total current liabilities	9,307	(2,380)	*	6,927
Total liabilities	9,745	(2,380)	*	7,365
Mezzanine equity	-	249	1	249
Stockholders’ equity
Additional paid-in capital	371,403	31,400	1,2,3,9,12	402,803
Retained earnings	(32,095)	(28,291)	*	(60,386)
Total stockholders’ equity	339,639	3,109	*	342,748
Total liabilities, mezzanine equity, and stockholders’ equity	$349,384	$978	*	$350,362

Notes to the Unaudited Financial Statements

(in thousands, unless otherwise stated)

NOTE 2: Restatement of Previously Issued Financial Statements (Cont.)

Restated Consolidated Statement of Operations – Three Months Ended December 31, 2025

Line item	As Previously Reported on 10-Q	Restatement Adjustment	ID	As Restated
Revenues, net	$1,147	$(76)	11	$1,071
Cost of revenues	547	494	4,7	1,041
Gross profit	600	(570)	*	30
Operating expenses
Research and development	448	683	6	1,131
Sales and marketing	188	2,873	4,5	3,061
General and administrative	11,773	(3,564)	4,5,9,12	8,209
Total operating expenses	12,409	(8)	*	12,401
Loss from operations	(11,809)	(562)	*	(12,371)
Other expenses
Other income (loss)	-	(1,181)	2,3	(1,181)
Total other expenses	3,399	(1,181)	*	2,218
Loss before income tax expense	(8,410)	(1,743)	*	(10,153)
Consolidated net loss	(8,410)	(1,743)	*	(10,153)
Net loss attributable to common stockholders	$(8,402)	$(1,743)	*	$(10,145)
Basic and diluted net loss per share of common stock	$(0.04)			$(0.05)

Restated Consolidated Statement of Operations – Three Months Ended December 31, 2024

Line item	As Previously Reported on 10-Q	Restatement Adjustment	ID	As Restated
Cost of revenues	$123	$320	4,7	$443
Gross profit	1,134	(320)	*	814
Operating expenses
General and administrative	4,303	(289)	4,5,6,13	4,014
Total operating expenses	5,032	(289)	*	4,743
Loss from operations	(3,898)	(31)	*	(3,929)
Other expenses
Other income (loss)	-	(25,965)	2	(25,965)
Total other expenses	329	(25,965)	*	(25,636)
Loss before income tax expense	(3,569)	(25,996)	*	(29,565)
Consolidated net loss	(3,569)	(25,996)	*	(29,565)
Net loss attributable to common stockholders	$(3,548)	$(25,996)	*	$(29,544)
Basic and diluted net loss per share of common stock	$(0.04)			$(0.31)

Restated Consolidated Statement of Equity – Three Months Ended December 31, 2025

Line item	As Previously Reported on 10-Q	Restatement Adjustment	ID	As Restated
Additional paid-in capital	$371,403	$31,400	*	$402,803
Additional paid-in capital, issuance of shares upon exercise of warrants for cash	9,184	17,346	1,2,3	26,530
Additional paid-in capital, shares issued to employees	-	8,202	9	8,202
Additional paid-in capital, tax withholding for employee net share settlement	-	(1,693)	9	(1,693)
Retained earnings	(32,095)	(28,291)	*	(60,386)
Net loss attributable to common stockholders	(8,402)	(1,743)	*	(10,145)
Total stockholders’ equity	$339,639	$3,109	*	$342,748

Notes to the Unaudited Financial Statements

(in thousands, unless otherwise stated)

NOTE 2: Restatement of Previously Issued Financial Statements (Cont.)

Restated Consolidated Statement of Equity – Three Months Ended December 31, 2024

Line item	As Previously Reported on 10-Q	Restatement Adjustment	ID	As Restated
Additional paid-in capital	$61,366	$(776)	*	$60,590
Issuance of common shares for intangible asset acquisition	2,454	1,243	13	3,697
Additional paid-in capital, issuance of shares upon exercise of warrants for cash	8,064	12,341	2	20,405
Shares issued to employees	867	(351)	13	516
Shares issued for services	314	614	13	928
Retained earnings	(11,487)	(19,224)	*	(30,711)
Net loss attributable to common stockholders	(3,548)	(25,996)	*	(29,544)
Total stockholders’ equity	$49,869	$(19,999)	*	$29,870

Restated Consolidated Statement of Cash Flows – Three Months Ended December 31, 2025

Line item	As Previously Reported on 10-Q	Restatement Adjustment	ID	As Restated
Cash flows from operating activities
Consolidated net loss	$(8,402)	$(1,751)	*	$(10,153)
Change in fair value of warrant liability	-	1,810	2,3	1,810
Inventory	(498)	(85)	7	(583)
Prepaid expenses and other current assets	107	(2)	*	105
Deferred revenue	110	76	11	186
Accrued expenses and other payable	(1,222)	5	*	(1,217)
Depreciation and amortization	353	24	6,8	377
Stock-based compensation	8,284	(82)	9	8,202
Net cash used in operating activities	(1,605)	(5)	*	(1,610)
Purchase of short-term investments	(454)	(125,766)	10	(126,220)
Proceeds from maturities and sales of short-term investments	2,079	37	*	2,116
Net cash used in investing activities	1,540	(125,729)	*	(124,189)
Proceeds from issuance of shares of common stock	69,065	1	*	69,066
Net cash provided by financing activities	78,247	1	*	78,248
Net change in cash and cash equivalents	78,182	(125,733)	*	(47,551)
Cash, cash equivalents, and restricted cash at beginning of the period	193,629	(8,055)	10	185,574
Cash, cash equivalents, and restricted cash at end of period	$271,811	$(133,788)	*	$138,023

Restated Consolidated Statement of Cash Flows – Three Months Ended December 31, 2024

Line item	As Previously Reported on 10-Q	Restatement Adjustment	ID	As Restated
Consolidated net loss	$(3,548)	$(26,017)	*	$(29,565)
Gain/loss on change in fair value of warrant liability	-	25,965	2	25,965
Inventory	(248)	60	7	(188)
Stock based compensation	-	1,444	9,13	1,444
Depreciation and amortization	513	(232)	6,8	281
Net cash used in operating activities	(3,578)	1,220	*	(2,358)
Purchase of property and equipment	(78)	(60)	6	(138)
Net cash used in investing activities	(380)	(60)	*	(440)
Contributions from non-controlling interests	(21)	21	*	-
Proceeds from issuance of shares of common stock	9,244	(1,181)	9	8,063
Net cash used in financing activities	$9,219	$(1,160)	*	$8,059

*	Represents the downstream effects of the identified restatement adjustments and other individually immaterial changes.

Notes to the Unaudited Financial Statements

(in thousands, unless otherwise stated)

NOTE 3: Summary of Significant Accounting Policies

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

Notes to the Unaudited Financial Statements

(in thousands, unless otherwise stated)

NOTE 3: Summary of Significant Accounting Policies (Cont.)

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

Notes to the Unaudited Financial Statements

(in thousands, unless otherwise stated)

NOTE 3: Summary of Significant Accounting Policies (Cont.)

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

Notes to the Unaudited Financial Statements

(in thousands, unless otherwise stated)

NOTE 3: Summary of Significant Accounting Policies (Cont.)

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

Notes to the Unaudited Financial Statements

(in thousands, unless otherwise stated)

NOTE 3: Summary of Significant Accounting Policies (Cont.)

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

Contract Liabilities (Deferred Revenue) consist of payments received from customers in advance of performance. These liabilities relate primarily to advance payments for RaaS subscriptions and are recognized as revenue as the related services are provided over the contract term. As of December 31, 2025, the balance of contract liabilities was $434.

Notes to the Unaudited Financial Statements

(in thousands, unless otherwise stated)

NOTE 3: Summary of Significant Accounting Policies (Cont.)

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

Recent Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (“FASB”) or other standard-setting bodies as of specified dates as regulatory standards. Unless otherwise discussed, management believes that the impact of recently issued standards that are not yet effective will not have a material impact on the Company’s condensed consolidated financial statements upon adoption.

There are no newly issued accounting pronouncements that have had or are expected to have a material impact on the Company’s condensed consolidated financial statements and disclosures for the periods covered by this Quarterly Report.

Notes to the Unaudited Financial Statements

(in thousands, unless otherwise stated)

NOTE 3: Summary of Significant Accounting Policies (Cont.)

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

Note 4: Fair Value of Financial Instruments

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

	December 31, 2025				September 30, 2025
	Fair Value	Level I	Level II	Level III	Fair Value	Level I	Level II	Level III
U.S. government securities	$21,795	$21,795	$-	$-	$18,391	$18,391	$-	$-
Certificates of deposit	195,871	-	195,871	-	47,972	-	47,972	-
Money market funds	5,572	5,572	-	-	45,532	45,532	-	-
Liability-classified Warrants	4,134	-	-	4,134	19,285		-	19,285
Total	$227,372	$27,367	$195,871	$4,134	$131,180	$63,923	$47,972	$19,285

Our U.S. government securities are classified within Level I of the fair value hierarchy because their fair values are based on quoted prices in active markets. Our certificates of deposit are classified within Level II of the fair value hierarchy and are measured using observable market inputs.

Our liability-classified warrants are measured at fair value on a recurring basis using Level III inputs. Refer to Note 9 for details on the valuation technique and significant unobservable inputs used and a rollforward of the fair value balance.

Our cash, cash equivalents and investments classified by security type as of December 31, 2025 and September 30, 2025 consisted of the following:

	December 31, 2025
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash and Cash Equivalents	Short-Term Investments
Cash	$105,255	$-	$-	$105,255	$105,255	$-
U.S. government securities	21,435	360	-	21,795	-	21,795
Certificates of deposit and time deposits	195,871	-	-	195,871	27,196	168,675
Money market funds	5,572	-	-	5,572	5,572	-
Total cash, cash equivalents and short-term investments	$328,133	$360	$-	$328,493	$138,023	$190,470

Notes to the Unaudited Financial Statements

(in thousands, unless otherwise stated)

Note 4: Fair Value of Financial Instruments (Cont.)

	September 30, 2025
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash and Cash Equivalents	Short-Term Investments
Cash	$76,441	$-	$-	$76,441	$76,441	$
U.S. government securities	80,915	393	-	81,308	62,917		18,391
Certificates of deposit and time deposits	48,656	-	-	48,656	684		47,972
Money market funds	45,532	-	-	45,532	45,532
Total cash, cash equivalents and short-term investments	$251,544	$393	$-	$251,937	$185,574		$66,363

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

NOTE 5: Accounts Receivable

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

NOTE 6: Inventories

Inventory as of December 31, 2025 and September 30, 2025 are as follows:

	December 31, 2025	September 30, 2025
Raw materials	$1,109	$811
Finished goods	598	313
Total inventories	$1,707	$1,124

Finished goods inventory includes products-in-transit to fulfill customer orders and robotic products available for sale. We write-down inventory for any excess or obsolete inventory or when we believe that the net realizable value of inventory is less than the carrying value. During the three months ended December 31, 2025 and 2024, we recorded inventory write-downs of nil for both periods.

Notes to the Unaudited Financial Statements

(in thousands, unless otherwise stated)

Note 7: Property and Equipment

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

Property and equipment, as of December 31, 2025 and September 30, 2025 are as follows:

	December 31,	September 30,
	2025	2025
Furniture, fixtures & equipment	$1,455	$1,435
Equipment held for lease	595	536
Leasehold improvements	4	4
Building	2,973	2,973
Land	1,109	1,109
	6,136	6,057
Accumulated depreciation	(376)	(263)
Property and equipment, net	$5,760	$5,794

Depreciation expense for the three months ended December 31, 2025 and 2024 were $113 and $15, respectively.

NOTE 8: Intangible Assets

Intangible assets, as of December 31, 2025 and September 30, 2025 are as follows:

	December 31,	September 30,
	2025	2025
Intangible assets	$11,938	$11,978
Accumulated amortization	(1,533)	(1,263)
Intangible assets, net	$10,405	$10,715

Amortization expense was $244 and $499 for the three months ended December 31, 2025 and 2024, respectively.

Estimated amortization expense related to existing finite-lived intangible assets for each of the next five years is as follows:

Fiscal Year	Estimated Amortization Expense
Remainder of 2026 (January 1, 2026 – September 30, 2026)	$950
FY2027	$1,194
FY2028	$1,194
FY2029	$1,194
FY2030	$1,194
Total	$5,726

For the three months ended December 31, 2025, we concluded that no impairment indicators were identified, and no impairment loss was recognized.

Notes to the Unaudited Financial Statements

(in thousands, unless otherwise stated)

Note 9: Warrants

The following table summarizes warrants outstanding as of December 31, 2025 and September 30, 2025:

Instrument	Classification	Exercise Price	Expiration	December 31, 2025	September 30, 2025
Representative’s Warrants	Equity	$6.00	Nov-28	105,000	105,000
Public Offering Warrants	Liability	$1.35	Sep-29	411,111	3,013,408
Placement Agent Warrants	Mezzanine equity	$1.69	Sep-29	82,389	616,139
Common Inducement Warrants	Liability	$4.00	Feb-30	1,349,898	2,699,797
Placement Agent Inducement Warrants	Mezzanine equity	$5.00	Mar-30	188,986	188,986
Total warrants outstanding				2,137,384	6,623,330

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

The following table presents the changes in the liability-classified warrants outstanding.

	Public Offering Warrants	Common Inducement Warrants	Total
Warrants outstanding as of September 30, 2024	15,555,557	—	15,555,557
Issuance	—	2,699,797	2,699,797
Exercises	(12,542,149)	—	(12,542,149)
Warrants outstanding as of September 30, 2025	3,013,408	2,699,797	5,713,205
Exercises	(2,602,297)	(1,349,899)	(3,952,196)
Warrants outstanding as of December 31, 2025	411,111	1,349,898	1,761,009

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

Notes to the Unaudited Financial Statements

(in thousands, unless otherwise stated)

Note 9: Warrants (Cont.)

Key assumptions utilized in the issuance-date valuation of the Public Offering Warrants and Common Inducement Warrants are summarized in the table below:

	Public Offering Warrants	Common Inducement Warrants
Stock price	$1.27	$3.01
Exercise price	$1.35	$4
Expected term (in years)	5	5
Volatility	73.60%	75.20%
Risk-free interest rate	3.62%	4.29%

The following table presents the change in the liability balance associated with the liability-classified warrants. Changes in the fair value of the liability-classified warrants are included within other income (loss) on the consolidated statements of operations.

	Public Offering Warrants	Common Inducement Warrants	Total
Balance as of September 30, 2024	$6,940	$-	$6,940
Issuance	-	4,758	4,758
Exercises	(26,585)	-	(26,585)
Change in fair value	30,648	3,524	34,172
Balance as of September 30, 2025	11,003	8,282	19,285
Exercises	(12,849)	(3,483)	(16,332)
Change in fair value	2,957	(1,776)	1,181
Balance as of December 31, 2025	$1,111	$3,023	$4,134

Key assumptions utilized in the valuation of the liability-classified warrants as of the balance sheet dates are summarized in the table below:

	December 31, 2025	September 30, 2025
Stock price	$3.23	$4.29
Exercise price	$1.35 - 4.00	$1.35 - 4.00
Expected term (in years)	3.68 - 4.11	3.93 - 4.36
Volatility	102.9 - 111.1%	95.1 - 100.8%
Risk-free interest rate	3.58 - 3.62%	3.64 - 3.66%

Mezzanine Equity Classified Warrants

In September 2024, in connection with a registered public offering, we issued warrants to placement agents (the “Placement Agent Warrants”) with an exercise price of $1.69 per share. In connection with the inducement transaction on February 10, 2025, we issued inducement warrants to certain placement agents with an exercise price of $5.00 (the “Placement Agent Inducement Warrants,” and together with the Placement Agent Warrants, the “Mezzanine Equity Warrants”). The Placement Agent Warrants were issued on September 3, 2024, and the Placement Agent Inducement Warrants were issued on March 12, 2025. Both were issued in exchange for placement agent services and are accounted for as share-based payment awards. Due to certain settlement features that are not solely within the Company’s control, including a change in control or similar corporate events, the Mezzanine Equity Warrants are classified within mezzanine equity. The warrants were recorded at their issuance-date fair value. As of December 31, 2025 and September 30, 2025, the warrants were not currently redeemable and, therefore, the Company did not adjust the carrying amounts to redemption value. The warrants are exercisable into shares of Class B common stock.

Notes to the Unaudited Financial Statements

(in thousands, unless otherwise stated)

Note 9: Warrants (Cont.)

The following table presents the changes in the Mezzanine Equity Warrants.

	Placement Agent Warrants	Placement Agent Inducement Warrants	Total
Warrants outstanding as of September 30, 2024	1,088,889	-	1,088,889
Issuance	-	188,986	188,986
Exercises	(472,750)	-	(472,750)
Warrants outstanding as of September 30, 2025	616,139	188,986	805,125
Exercises	(533,750)	-	(533,750)
Warrants outstanding as of December 31, 2025	82,389	188,986	271,375

Key assumptions utilized in the issuance-date valuation of the Placement Agent Warrants and Placement Agent Inducement Warrants are summarized in the table below:

	Placement Agent Warrants	Placement Agent Inducement Warrants
Stock price	$1.27	$1.98
Exercise price	$1.69	$5.00
Expected term (in years)	5.00	4.95
Volatility	73.60%	82.70%
Risk-free interest rate	3.62%	3.92%

The following table summarizes activity in mezzanine equity:

	Placement Agent Warrants	Placement Agent Inducement Warrants	Total
Balance as of September 30, 2024	$786	$-	$786
Issuance	-	189	189
Exercises	(341)	-	(341)
Remeasurement	-	-	-
Balance as of September 30, 2025	$445	$189	$634
Exercises	(385)	-	(385)
Remeasurement	-	-	-
Balance as of December 31, 2025	$60	$189	$249

Because the Placement Agent Warrants and Placement Agent Inducement Warrants were not currently redeemable as of December 31, 2025 or September 30, 2025, no redemption value adjustment was recorded during the three months ended December 31, 2025 or the year ended September 30, 2025.

Notes to the Unaudited Financial Statements

(in thousands, unless otherwise stated)

Note 9: Warrants (Cont.)

Equity Classified Warrants

In connection with our initial public offering in November 2023, we issued warrants with an exercise price of $6.00 per share to the representative of the offering to purchase shares of our common stock (the “Representative’s Warrants”). The Representative’s Warrants were issued as consideration for underwriting services and are accounted for as share-based payment awards. The Representative’s Warrants do not contain any cash settlement or redemption features outside the Company’s control, and are classified in permanent equity. The Representative’s Warrants issued at our initial public offering remained outstanding as of both December 31, 2025 and September 30, 2025, with no issuances, exercises, forfeitures, or expirations during the period from September 30, 2024 through December 31, 2025.

Note 10: Stockholders’ Equity

We had 100,000,000 shares of Class A common stock authorized as of December 31, 2025 and September 30, 2025, and 39,934,846 shares of Class A common stock issued and outstanding as of December 31, 2025 and September 30, 2025. We had 1,000,000,000 and 200,000,000 shares of Class B common stock authorized as of December 31, 2025 and September 30, 2025, respectively, and 174,299,223 shares and 154,656,592 shares of Class B common stock issued and outstanding as of December 31, 2025 and September 30, 2025, respectively. During the three months ended December 31, 2025, we issued an aggregate of 19,642,631 shares of Class B common stock and no shares of Class A common stock, including an aggregate of 15,156,685 shares of Class B common stock through our at-the-market (“ATM”) offering program and 4,485,946 shares of Class B common stock pursuant to the exercise of investor warrants.

During the fiscal year ended September 30, 2025, we issued an aggregate of 79,241,455 shares of Class B common stock through at-the-market offerings and 8,721,735 shares of Class B common stock under the Amended and Restated Richtech Robotics, Inc. 2023 Stock Option Plan, consisting of: (i) 5,788,849 shares of Class B common stock issued to consultants as compensation for technology development services, upon completion of which the resulting technology was recognized as an intangible asset in accordance with ASC 350 and ASC 718; (ii) 1,023,040 shares of Class B common stock issued as stock compensation to employees; and (iii) 1,793,095 shares of Class B common stock issued for legal and professional services. As of September 30, 2025, 861,904 shares of Class B common stock remained available under the employee and director equity incentive pool. During the fiscal year ended September 30, 2025, we also issued an aggregate of 13,014,899 shares of Class B common stock pursuant to the exercise of investor warrants. The material issuances of the Company’s Class B common stock are described below.

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

On February 15, 2024, the Company entered into a Standby Equity Purchase Agreement (the “SEPA”) with YA II PN, Ltd. (“Yorkville”), pursuant to which Yorkville agreed to purchase up to $50,000 million of the Company’s Class B common stock over a 24-month period. The purchase price for shares issued under the SEPA is equal to 96% of the lowest volume weighted average price (“VWAP”) of the Company’s Class B common stock during the three trading days immediately following delivery of an advance notice by the Company. Each issuance and sale under the SEPA (an “Advance”) is subject to a maximum amount equal to 100% of the daily trading volume of the Company’s Class B common stock, as reported by Bloomberg L.P., during the five trading days immediately preceding an Advance notice. On April 22, 2024, the Company issued 259,350 commitment shares to Yorkville pursuant to the SEPA. As of September 30, 2024, the Company had issued an aggregate of 8,776,211 shares of Class B common stock under the SEPA. For a more detailed description of the SEPA, refer to the Company’s Current Report on Form 8-K/A filed with the SEC on March 15, 2024.

Notes to the Unaudited Financial Statements

(in thousands, unless otherwise stated)

Note 10: Stockholders’ Equity (Cont.)

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

On December 4, 2025, our board approved the grant of restricted stock awards (“RSAs”) to our employees and non-employees. These RSAs were fully vested upon grant and amounted to a total of 1,785,006 shares, with a grant-date fair value of $4.59 per share, based on the closing price of our common stock on December 4, 2025. The total compensation expense of $8,202 was recognized in selling, general, and administrative expenses in our condensed consolidated statement of operations for the three months ended December 31, 2025, with a corresponding credit to additional paid-in capital – stock compensation. The impact on cash flows is reflected in the operating section of our cash flow statement. The RSAs will be settled by the issuance of common shares under our 2023 Stock Option Plan. Although the shares were not issued until the second quarter of 2026, the grants were made in the first quarter of 2026; the subsequent issuance represents only a reclassification within equity (to common stock at par value and additional paid-in capital in excess of par). No additional compensation expense was recognized upon issuance. The majority of shares issued were net of applicable withholding taxes, which we paid on behalf of the award recipients. As a result, the actual number of shares issued to award recipients was less than the number of vested shares underlying the RSA grants.

NOTE 11: Earnings/Loss per Share

Because we reported a net loss for all periods presented, no potentially dilutive securities have been included in the computation of diluted net loss per share.

The following potential common shares outstanding were excluded from the computation of diluted net loss per share because including them would have been anti-dilutive:

	December 31, 2025	December 31, 2024
Warrants to purchase Class B common stock	2,137,384	10,775,779

	Three Months Ended December 31,
	2025	2024
Numerators:
Net loss attributable to common stockholders	$(10,145)	$(29,544)
Denominator:
Weighted Average shares of common stock used in computing	197,731,671	95,785,054
Basic and diluted net loss per share	$(0.05)	$(0.31)

NOTE 12: Income Taxes

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

Based upon the level of historical losses and projections for future taxable losses over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that we will not realize the benefits of these deductible differences. Accordingly, we have maintained a full valuation allowance against its net deferred tax assets as of December 31, 2025. As a result of the full valuation allowance, there was no income tax benefit or expense recognized in the consolidated statements of operations, and no net deferred tax asset or liability recorded on the consolidated balance sheets for the three months ended December 31, 2025.

Notes to the Unaudited Financial Statements

(in thousands, unless otherwise stated)

Note 13: Commitments and Contingencies

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

Lease

We lease office facilities and retail space under noncancelable operating lease agreements. Following the purchase of the new corporate headquarters in April 2025, the existing facilities at 4175 Cameron St, Las Vegas, Nevada, continue to be leased and are now utilized for dedicated Research and Development (“R&D”) laboratory space and overflow administrative support. We closed our second office space in Austin, Texas, in April 2024. The total operating lease liabilities primarily relate to the Cameron Street R&D facility and the Clouffee & Tea retail space (Town Square Las Vegas). As of December 31, 2025, our operating lease liabilities were measured using a weighted average remaining lease term of approximately 2.5 years and a weighted average discount rate of approximately 4.0%.

The components of leases and lease costs are as follows (in thousands):

Operating leases	As of December 31, 2025	As of September 30, 2025
Operating lease right-of use assets	$607	$731
Operating lease liabilities, current portion	$281	$301
Operating lease liabilities, non-current portion	326	429
Total operating lease liabilities	$607	$730

Future minimum lease payments under these leases as of December 31, 2025, are approximately as follows:

Fiscal Year	Amount
2026	$207
2027	273
2028	54
2029	56
2030	19
Total future minimum lease payments	$609
Less: Imputed interest	(2)
Present value of lease payments	$607

Notes to the Unaudited Financial Statements

(in thousands, unless otherwise stated)

NOTE 14: Segment Information

We operate as a single reportable segment, which is the design, development, and commercialization of robotic systems and related solutions. Our Chief Executive Officer has been identified as our Chief Operating Decision Maker (“CODM”). The CODM manages the business on a consolidated basis and evaluates performance based on consolidated net loss, as reported in our condensed consolidated statements of operations.

Our single reportable segment’s results are the same as those presented in our condensed consolidated financial statements. For information regarding our revenue, expenses, and net loss, refer to the condensed consolidated statements of operations included in this Quarterly Report.

The significant segment expenses regularly provided to the CODM and included in the measure of segment profit or loss consist of cost of revenues. Other segment items consist of all operating expenses not separately identified as significant segment expenses, including research and development, selling, general and administrative expenses, and other operating expenses. No single customer accounted for 10% or more of our revenue for the periods presented. Substantially all of our long-lived assets are located in the United States. The measure of segment assets is reported on the balance sheet as total consolidated assets, and concentrated in the United States.

Note 15: Subsequent Events

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

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our consolidated financial statements and the related notes contained elsewhere in this Report and in our other filings with the SEC. The following discussion may contain predictions, estimates, and other forward-looking statements that involve a number of risks and uncertainties, including those discussed under “Risk Factors” in our 2025 Annual Report and elsewhere in this Report. These risks could cause our actual results to differ materially from any future performance suggested below. Amounts are in thousands of dollars unless otherwise stated in this section.

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

Key Business Highlights for the First Quarter of Fiscal Year 2026

Strategic and Operational Milestones

●	RaaS Contract Acceleration: Successfully expanded our Robots-as-a-Service (RaaS) footprint, demonstrating continued market adoption of our recurring revenue model. This growth validates our long-term strategy to shift away from one-time hardware sales toward a high-quality, predictable revenue base.

●	Continued Investment in Research and Development: During the first quarter of fiscal year 2026, we continued to invest in research and development focused on artificial intelligence, system autonomy, and intelligent human-machine interaction across our robotic platforms. As a member of the NVIDIA Connect program, we have continued to utilize NVIDIA-based AI computing platforms and robotics software frameworks to enhance real-time perception, decision-making, and on-device autonomy. In addition, during the quarter, we continued development activities under a previously disclosed non-commercial technology collaboration agreement with Microsoft Corporation through the Microsoft AI Co-Innovation Lab, supporting the evaluation and development of certain artificial intelligence workflows. Subsequent to the end of the quarter, Microsoft published a blog post on its website referencing this engagement. These efforts are intended to enhance product functionality and support scalable commercial deployment across multiple industry verticals.

●	Expansion of Hospitality Management Segment (AlphaMax): Advanced the strategic rollout of our proprietary hospitality concepts by commencing development of a new Clouffee and Tea location in the San Francisco Financial District. Site preparation and operational workflows are currently in progress, with the location scheduled to officially commence operations in the second quarter of fiscal year 2026.

Financial and Capital Milestones

●	Net loss attributable to common stockholders was $(10.1) million for the quarter ended December 31, 2025, compared to $(29.3) million in the prior year period. The improvement was primarily attributable to the absence of the substantial non-cash loss related to changes in the fair value of warrant liabilities recognized in the prior year period. Basic and diluted net loss per share improved to $(0.05) from $(0.31) per share in the prior year quarter.

●	Balance Sheet Strengthening: We successfully utilized our ATM offering program and exercise of warrants to raise $46.5 million in gross proceeds, substantially strengthening our liquidity and providing capital to accelerate the build-out of the RaaS asset fleet. A portion of these proceeds was generated through a direct sale of shares to a large institutional investor under the ATM program.

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

Results of Operations

Comparison of the three months ended December 31, 2025 and 2024

The following table summarizes our results of operations (in thousands) for the three months ended December 31, 2025 and 2024, together with the dollar change in those items from period to period:

	Three Months ended
	December 31,
	2025	2024	Change
Revenue, net	$1,071	$1,257	$(186)
Cost of revenue, net	1,041	443	598
Gross profit	30	814	(784)

Operating expenses:
Research and development	1,131	484	647
Sales and marketing	3,061	245	2,816
General and administrative	8,209	4,014	4,195
Total operating expenses	12,401	4,743	7,658
Income/ (loss) from operations	(12,371)	(3,929)	(8,442)
Non-operating income(expense):
Investment Income	3,401	333	3,068
Other income (loss)	(1,181)	(25,965)	24,784
Interest expense, net	(2)	(4)	2
Total other expenses	2,218	(25,636)	27,854
Loss before income tax expense	(10,153)	(29,565)	19,412
Consolidated net loss	(10,153)	(29,565)	19,412
Less: Net loss Attributable to Non-Controlling Interest	(8)	(21)	13
Net loss attributable to common stockholders	$(10,145)	$(29,544)	$19,399
Adjusted net loss attributable to common stockholders (non-GAAP)	(1,943)	(29,544)	27,601
Adjusted basic and diluted net loss per share (in each dollar, non-GAAP)	$(0.01)	$(0.31)	$0.30

Adjusted net loss attributable to common stockholders and adjusted basic and diluted net loss per share are non-GAAP financial measures. Refer to the Non-GAAP Financial Measures section below for a reconciliation of our financial results reported in accordance with GAAP to non-GAAP financial results.

Revenue

Revenue, net, for the three months ended December 31, 2025 was $1,071 thousand, a decrease of $186 thousand, or approximately 14.7%, compared to $1,257 thousand for the three months ended December 31, 2024.

This decrease was primarily due to a reduction in one-time product sales and other revenue, partially offset by significant growth in our recurring revenue streams, including leasing, services, and RaaS.

The breakdown of revenue is as follows:

	Three Month ended December 31,
	2025	2024	Change

Product Sales	$281	$538	$(257)
Leasing/Service/Rental	405	133	272
RaaS	319	243	76
Other	66	343	(277)
Total	$1,071	$1,257	$(186)

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

Detailed Revenue Streams and Recognition

Our revenue is classified into four primary streams:

1. Product Revenue

●	Description: Revenue from traditional, outright sales of hardware where the customer takes ownership.

●	Recognition: Recognized at a point in time (transfer of control, per ASC 606).

●	Impact: The decrease for the three months ended December 31, 2025, was driven by our strategic shift away from one-time hardware sales. We anticipate this mix will continue to stabilize at lower levels as we prioritize long-term recurring revenue models.

2. Leasing/Service/Rental Revenue

●	Description: Revenue from short-term rentals, maintenance contracts, subscriptions, and installation services.

●	Recognition: Recognized over time or at a point in time, based on contract specifics.

●	Impact: This category experienced substantial growth, increasing to $405 thousand for the three months ended December 31, 2025. The increase was primarily attributable to the expansion of our event robot rental services, as we supported a higher volume of short-term deployments across promotional and commercial events.

3. RaaS Revenue

●	Description: Revenue from long-term operating agreements for the robotics fleet.

●	Recognition: Recognized over the term of the lease agreement.

●	Impact: This stream increased to $319 thousand for the three months ended December 31, 2025, demonstrating accelerated adoption. As our primary long-term growth engine, RaaS continues to drive predictable, recurring revenue, central to our long-term value creation strategy.

4. AlphaMax (Cloutea)

●	Description: Revenue generated from the AlphaMax subsidiary, which operates as a hospitality management company overseeing various cafes and restaurants.

●	Recognition: Recognized according to the performance obligations outlined in the specific management or operating contracts.

●	Impact: This segment contributed $166 thousand in total revenue for the three months ended December 31, 2025. This revenue is non-robotics related, and the decrease compared to the prior year period reflects fluctuations in the specific hospitality operations managed by this subsidiary.

Clouffee and Tea Restaurant Brand

Clouffee and Tea is our first self-owned restaurant brand, designed to showcase our RaaS model directly to consumers. The concept seamlessly blends innovative robotic technology with a vibrant coffee and tea culture to create an engaging customer experience. We are currently in the process of opening a new store in the San Francisco Financial District, which is scheduled to officially open in the second quarter of fiscal 2026. There are three stores open in the San Francisco area as of December 31, 2025.

Cost of Revenue

Cost of revenue, net, increased by $598 thousand, or approximately 135.0%, from $443 thousand for the three months ended December 31, 2024 to $1,041 thousand for the three months ended December 31, 2025. This increase was primarily driven by the expansion of our service and support infrastructure to support the growing RaaS fleet, as well as increased depreciation expenses associated with deployed assets.

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

Gross Profit

Gross profit decreased by $784 thousand, or approximately 96.03%, to $30 thousand for the three months ended December 31, 2025, from $814 thousand for the three months ended December 31, 2024. Gross margin was 2.80% for the three months ended December 31, 2025, compared to 64.8% for the three months ended December 31, 2024.

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

Research and Development Expenses

R&D expenses increased by $647 thousand, or approximately 133.7%, to $1,131 thousand for the three months ended December 31, 2025, from $484 thousand for the three months ended December 31, 2024. This increase primarily reflects higher personnel and development-related costs incurred to support ongoing product development activities, including software and technology enhancements associated with our robotic solutions. Consistent with our accounting policy, certain costs incurred during the preliminary project phase of software development are expensed as research and development.

Sales and Marketing Expenses

Sales and marketing (S&M) expenses increased $2,816 thousand, or approximately 1,149.0%, to $3,061 thousand for the three months ended December 31, 2025, from $245 thousand for the three months ended December 31, 2024. The increase was primarily attributable to higher stock-based compensation expense recognized during the period, including amounts associated with restricted stock awards granted during December 2025.

General and Administrative Expenses

General and administrative (G&A) expenses increased by $4,458 thousand, or approximately 118.8%, to $8,209 thousand for the three months ended December 31, 2025, from $3,751 thousand for the three months ended December 31, 2024.

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

Non-operating income (Expense)

Interest expense, net, decreased by $2 thousand to $2 thousand for the three months ended December 31, 2025, from $4 thousand for the three months ended December 31, 2024. Nominal changes from period to period are primarily due to the repayment of outstanding interest-bearing debt during the fiscal year.

Other income (loss) increased $24,784 thousand, from a loss of $25,965 thousand for the three months ended December 31, 2024 to a loss of $1,181 thousand for the three months ended December 31, 2025, which is due to the change in fair value of the warrant liability. The Company’s warrant liability is remeasured at fair value at each reporting period, and the resulting non-cash gain or loss is recognized within other income (loss). The change was driven by fluctuations in the underlying inputs to the fair value measurement for the warrant liability for the three months ended December 31, 2025 compared to the three months ended December 31, 2024.

Non-GAAP Financial Measures

Adjusted net loss attributable to common stockholders and adjusted basic and diluted net loss per share are non-GAAP financial measures which exclude share-based compensation for employees from general and administrative expense. Share-based compensation is considered non-cash expense. We believe these non-GAAP measures aid investors by providing additional insight into our financial performance and help clarify trends affecting our business. For comparability of reporting, management considers non-GAAP measures in conjunction with GAAP financial results in evaluating business performance. These non-GAAP financial measures presented should not be considered a substitute for, or superior to, the measures of financial performance prepared in accordance with GAAP.

The following table reconciles our financial results reported in accordance with GAAP to non-GAAP financial results:

	Three Months Ended December 31,
	2025	2024
Numerators:
Net loss attributable to common stockholders	$(10,145)	$(29,544)
Stock based compensation expense	8,202	-
Adjusted net loss attributable to common stockholders (non-GAAP)	(1,943)	(29,544)
Denominator:
Weighted Average shares of common stock used in computing	197,731,671	95,785,054
Basic and diluted net loss per share (in each dollar)	(0.05)	(0.31)
Adjusted basic and diluted net loss per share (in each dollar, non-GAAP)	$(0.01)	$(0.31)

Liquidity and Capital Resources

Our primary sources of liquidity are cash and cash equivalents, which consist of cash on hand and short-term investments that are readily convertible to cash. As of December 31, 2025, our cash and cash equivalents totaled $271.80 million. This represents a significant increase from $19.80 million at the end of December 31, 2024. The substantial increase in our cash position is primarily attributable to the net proceeds received from issuance of shares of Class B common stock and from the exercise and issuance of warrants. These proceeds significantly strengthened our balance sheet and provided us with financial flexibility to invest in our growth initiatives, including expanding our R&D team, and purchasing property and equipment to support our expanding operations. This increase was partially offset by cash used in operating activities, primarily due to our net loss and investments in working capital.

During the three months ended December 31, 2025, we issued an aggregate of 15,156,685 shares of Class B common stock through our ATM offering program for aggregate proceeds of $69.10 million, and 4,485,946 shares of Class B common stock pursuant to the exercise of investor warrants for aggregate proceeds of $9.20 million.

Comparison of the three months ended December 31, 2025 and 2024

The following table summarizes our cash flow information (in thousands) for the three months ended December 31, 2025 and 2024, together with the dollar change in those items from period to period:

	Three Months ended
	December 31,
	2025	2024	Change
Net Cash provided by (used in):
Operating activities	$(1,610)	$(2,358)	$748
Investing activities	(124,189)	(440)	(123,749)
Financing Activities	78,248	8,059	70,189
Net increase (decrease) in cash	$47,551	$5,261	$42,290

Operating Activities

Net cash used in operating activities for the three months ended December 31, 2025 was $1,610 thousand, driven by a net loss of $10,153 thousand, offset by non-cash charges of $10,389 thousand and a negative net change in operating assets and liabilities of $1,846 thousand. Non-cash charges primarily included $8,202 thousand of stock based compensation expense and $1,810 thousand of loss on the change in the fair value of the warrant liability. The cash flow impact from changes in net operating assets and liabilities was mainly driven by a decrease in accrued expenses and other payable of $1,217 thousand and an increase to inventory of $583 thousand.

Net cash used in operating activities for the three months ended December 31, 2024 was $2,358 thousand, primarily due to a net loss of $29,302 thousand which is offset by non-cash charges of $27,427 thousand and a negative net change in operating assets and liabilities of $483 thousand. Non-cash charges primarily include a $25,965 thousand increase in the fair value of the warrant liability. The cash flow impact from changes in net operating assets and liabilities of $483 thousand was primarily driven by a decrease in accounts receivable of $755 thousand, offset by an increase in accounts payable of $380 thousand.

Investing Activities

Net cash used in investing activities was $124,189 thousand for the three months ended December 31, 2025, primarily driven by $126,220 thousand in purchases of short-term investments and $71 thousand in purchase property and equipment, partially offset by $2,116 thousand in proceeds from maturities and sales of short-term investments.

Net cash used for investing activities was $440 thousand for the three months ended December 31, 2024, primarily due to $175 thousand in purchases of long-term investments, $138 thousand in purchases of property and equipment and $127 thousand in purchases of short-term investments.

Financing Activities

Net cash provided by financing activities totaled $78,248 thousand for the three months ended December 31, 2025, mainly due to $69,066 thousand from issuance of shares of common stock and $9,184 thousand from proceeds from warrants exercise.

Net cash provided by financing activities totaled $8,059 thousand for the three months ended December 31, 2024. We received $8,063 thousand from issuance of common stock.

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

Recent Accounting Pronouncements Not Yet Adopted

See Note 3 to our audited financial statements included elsewhere in this report for more information.

Critical Accounting Policies and Estimates

The preparation of the financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. Management bases its estimates on historical experience, market and other conditions, and various other assumptions it believes to be reasonable. See Note 3 to our audited financial statements included elsewhere in this Report for more information.

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

In our Annual Report on Form 10-K for the fiscal year ended September 30, 2025 (“2025 Annual Report”), management concluded that our disclosure controls and procedures were not effective due to a material weakness in internal control over financial reporting. This material weakness related to the design and operation of controls over the identification, evaluation, and accounting for complex and non-routine transactions, including equity-linked financial instruments and derivative accounting, as well as certain controls over financial statement account classification and disclosures, and the controls over the application of U.S. GAAP to specific transactions and account balances.

Based on the evaluation performed as of December 31, 2025, and notwithstanding the remediation measures implemented during the quarter as described below, our Certifying Officers have concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this Report because the material weakness had not been fully remediated and sufficient time had not elapsed to test the operating effectiveness of the enhanced controls.

(b) Changes in Internal Control over Financial Reporting

During the fiscal quarter ended December 31, 2025, we continued implementing remediation measures to address the material weakness previously identified in our 2025 Annual Report. These remediation measures include enhancing technical accounting resources and review procedures; strengthening controls over the evaluation and accounting for complex and non-routine transactions, including equity-linked financial instruments, derivative accounting matters, and significant estimates and judgments; improving documentation standards; implementing additional review and approval controls over financial reporting and account classifications; and providing additional training to personnel responsible for the preparation and review of financial information.

While these remediation efforts are ongoing, the material weakness cannot be considered remediated until the applicable controls have operated for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

Other than the continued implementation of the remediation activities described above, there were no changes in our internal control over financial reporting during the quarter ended December 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

(c) Ongoing Monitoring

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

Changes in Internal Control over Financial Reporting

Other than as disclosed above, there were no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

RICHTECH ROBOTICS INC.

Date: August 7, 2026	By:	/s/ Zhenwu Huang
	Name:	Zhenwu Huang
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: August 7, 2026	By:	/s/ Zhenqiang Huang
	Name:	Zhenqiang Huang
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)