Form 10-Q
period 2026-03-31
RICHTECH ROBOTICS INC.
filed 2026-08-07
CIK 1963685

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

As of August 7, 2026, there were 39,934,846 shares of our Class A common stock and 185,167,097 shares of our Class B common stock issued and outstanding.

RICHTECH ROBOTICS INC.

Quarterly Report on Form 10-Q

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this “Report”) contains “forward-looking statements” (as defined in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that reflect our current expectations and views of future events. The forward-looking statements are contained principally in the section of this Report entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Readers are cautioned that significant known and unknown risks, uncertainties and other important factors (including those over which we may have no control and others listed in this Report and in the “Risk Factors” section of our Annual Report on Form 10-K/A for the fiscal year ended September 30, 2025 (“2025 Annual Report”), as filed with the Securities and Exchange Commission (the “SEC”) on August 7, 2026, may cause our actual results, performance or achievements to be materially different from those expressed or implied by the forward-looking statements. You can identify some of these forward-looking statements by words or phrases such as “may,” “will,” “expect,” “anticipate,” “aim,” “estimate,” “intend,” “plan,” “believe,” “is/are likely to,” “potential,” “continue” or other similar expressions. We have based these forward-looking statements on our current expectations and projections about future events that we believe may affect our financial condition, results of operations, business strategy and financial needs.

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

These forward-looking statements involve numerous and significant risks and uncertainties. Although we believe that our expectations expressed in these forward-looking statements are reasonable, our expectations may later be found to be incorrect. Our actual results of operations or the results of other matters that we anticipate herein could be materially different from our expectations. Important risks and factors that could cause our actual results to be materially different from our expectations are generally set forth in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section contained in this Report and in the “Risk Factors” and other sections of the 2025 Annual Report. You should thoroughly read this Report and the documents that we refer to with the understanding that our actual future results may be materially different from, and worse than, what we expect. We qualify all our forward-looking statements by these cautionary statements.

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

ii

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements

RICHTECH ROBOTICS INC.

Unaudited Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

	As of March 31,	As of September 30,
	2026	2025
ASSETS
Current assets:
Cash and cash equivalents	$250,649	$185,574
Short-term investments	111,925	66,363
Accounts receivable, net	789	1,780
Inventory	2,455	1,124
Prepaid expenses and other current assets	338	429
Total current assets	366,156	255,270
Property and equipment, net	5,884	5,794
Notes receivable	-	523
Operating lease right-of-use-assets	786	731
Intangible assets, net	10,107	10,715
Other assets, non-current	465	640
Total assets	$383,398	$273,673
LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$466	$397
Deferred revenue	298	248
Accrued expenses and other payables	246	1,376
Tax payables	71	55
Operating lease liabilities, current	381	301
Warrant liabilities	2,578	19,285
Total current liabilities	4,040	21,662
Long-term payables	108	118
Operating lease liabilities, non-current	432	429
Total liabilities	4,580	22,209
Commitments and contingencies (Notes 11)

Mezzanine equity	249	634

Stockholders’ equity:
Class A common stock, $0.0001 par, 100,000,000 shares authorized as of March 31, 2026 and September 30, 2025; 39,934,846 shares issued and outstanding as of March 31, 2026 and September 30, 2025.	$4	$4
Class B common stock, $0.0001 par, 1,000,000,000 and 200,000,000 shares authorized as of March 31, 2026 and September 30, 2025, respectively; 184,274,146 shares and 154,656,592 shares issued and outstanding as of March 31, 2026 and September 30, 2025, respectively.	19	16
Additional Paid-in Capital	440,769	300,701
Accumulated other comprehensive income	172	393
Accumulative deficit	(60,662)	(50,241)
Treasury stock, at cost; 383,060 and nil shares, as of March 31, 2026 and September 30, 2025, respectively	(1,733)	-
Total controlling stockholders’ equity	378,569	250,873
Non-controlling interests	-	(43)
Total stockholders’ equity	378,569	250,830
Total liabilities, mezzanine equity and stockholders’ equity	$383,398	$273,673

See accompanying Notes to Unaudited Consolidated Financial Statements

RICHTECH ROBOTICS INC.

Unaudited Condensed Consolidated Statements of Operations

(In thousands, except share and per share data)

	For the Six months ended		For the Three months ended
	March 31,		March 31,
	2026	2025	2026	2025
Revenues, net	2,572	2,424	1,501	1,167
Cost of revenues	1,877	1,245	836	802
Gross profit	695	1,179	665	365

Operating expenses:
Research and development	2,194	804	1,063	320
Sales and marketing	3,409	615	348	370
General and administrative	12,497	8,771	4,288	4,757
Total operating expenses	18,100	10,190	5,699	5,447
Loss from operations	(17,405)	(9,011)	(5,034)	(5,082)
Non-operating income(expense):
Investment Income	6,737	720	3,336	387
Gain (loss) from change in fair value of warrant liability	375	(21,837)	1,556	4,128
Loss on disposition of subsidiary	(132)	-	(132)	-
Interest expense, net	(4)	(9)	(2)	(5)
Total other income (expense)	6,976	(21,126)	4,758	4,510
Loss before income tax expense	(10,429)	(30,137)	(276)	(572)
Income tax benefit/(expense)	-	-	-	-
Net loss	(10,429)	(30,137)	(276)	(572)
Less: Net loss Attributable to Non-Controlling Interest	(8)	(38)	-	(17)
Net loss attributable to Richtech	(10,421)	(30,099)	(276)	(555)
Basic and diluted net loss per share of Richtech	$(0.05)	(0.29)	$(0.00)	(0.00)
Weighted average shares used to compute basic and diluted net loss per share	213,834,502	105,306,664	220,627,022	112,637,822

See accompanying Notes to Unaudited Consolidated Financial Statements

RICHTECH ROBOTICS INC.

Unaudited Condensed Consolidated Statements of Comprehensive Loss

(In thousands, except share and per share data)

	For the Six months ended		For the Three months ended
	March 31,		March 31,
	2026	2025	2026	2025
Net loss	$(10,429)	$(30,137)	$(276)	$(572)
Other comprehensive loss:
Unrealized net loss on investments, net of tax	(221)	-	(184)	-
Comprehensive loss	$(10,650)	$(30,137)	$(460)	$(572)

See accompanying Notes to Unaudited Consolidated Financial Statements

Richtech Robotics Inc.

Unaudited Condensed Consolidated Statements of Stockholders’ Equity

For the six months ended March 31, 2026 and 2025

(In thousands except share data)

	Common stock						Additional	Accumulated Other			Total
	Class A		Class B		Treasury stock		Paid-in	Comprehensive	Accumulated		Shareholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income	Deficit	NCI	Equity
Balance at September 30, 2025	39,934,846	$4	154,656,592	$16	-	$-	$300,701	$393	$(50,241)	$(43)	$250,830
Issuance of shares upon exercise of warrants for cash	-	-	4,485,946	-	-	-	26,530	-	-	-	26,530
Stock-based compensation	-	-	1,149,180	-	-	-	6,931	-	-	-	6,931
Shares issued for services	-	-	325,743	-	-	-	1,653	-	-	-	1,653
Repurchase of shares to settle employee tax liability	-	-	-	-	383,060	(1,733)	-	-	-	-	(1,733)
Issuance of new shares for cash, net of issuance cost	-	-	23,656,685	3	-	-	104,954	-	-	-	104,957
Net Loss attributable to NCI	-	-	-	-	-	-	-	-	-	(8)	(8)
Disposal of subsidiary	-	-	-	-	-	-	-	-	(132)	47	(85)
Capital Contribution from NCI	-	-	-	-	-	-	-	-	-	4	4
Unrealized gain or (loss) on available-for-sale investments	-	-	-	-	-	-	-	(221)	-	-	(221)
Net loss	-	-	-	-	-	-	-	-	(10,289)	-	(10,289)
Balance at March 31, 2026	39,934,846	$4	184,274,146	$19	383,060	$(1,733)	$440,769	$172	$(60,662)	$-	$378,569

	Common stock				Additional			Total
	Class A		Class B		Paid-in	Accumulated		Shareholders’
	Shares	Amount	Shares	Amount	Capital	deficit	NCI	equity
Balance at September 30, 2024	39,934,846	$4	53,795,254	$6	$35,044	$(1,168)	$-	$33,886
Issuance of common shares for intangible asset acquisition	-	-	5,788,849	-	3,701	-	-	3,701
Issuance of shares upon exercise of warrants for cash	-	-	12,488,075	1	38,514	-	-	38,515
Stock based compensation	-	-	857,645	-	692	-	-	692
Shares issued for services	-	-	1,663,095	-	2,385	-	-	2,385
Capital contribution to controlled subsidiary	-	-	-	-	65	-	(38)	27
Net loss	-	-	-	-	-	(30,099)	-	(30,099)
Balance at March 31, 2025	39,934,846	$4	74,592,918	$7	$80,401	$(31,267)	$(38)	$49,107

See accompanying Notes to Unaudited Consolidated Financial Statements

Richtech Robotics Inc.

Unaudited Condensed Consolidated Statements of Stockholders’ Equity

For the three months ended March 31, 2026 and 2025

(in thousands, except per share data)

	Common stock*						Additional	Accumulated Other			Total
	Class A		Class B		Treasury stock		Paid-in	Comprehensive	Accumulated		Shareholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income	Deficit	NCI	Equity
Balance at December 31, 2025	39,934,846	$4	174,299,223	$18	0	$-	$402,802	$356	$(60,386)	$(47)	$342747
Stock-based compensation	-	-	1,149,180	-	-	-	156	-	-	-	156
Shares issued for services	-	-	325,743	-	-	-	227	-	-	-	227
Repurchase of shares to settle employee tax liability	-	-	-	-	383,060	(1,733)	1,694	-	-	-	(39)
Issuance of new shares for cash, , net of issuance cost	-	-	8,500,000	1	-	-	35,890	-	-	-	35,891
Disposal of subsidiary	-	-	-	-	-	-	-	-	(132)	47	(85)
Unrealized gain or (loss) on available-for-sale investments	-	-	-	-	-	-	-	(184)	-	-	(184)
Net loss	-	-	-	-	-	-	-	-	(144)	-	(144)
Balance at March 31, 2026	39,934,846	$4	184,274,146	$19	383,060	$(1,733)	$440,769	$172	$(60,662)	$-	$378,569

	Common stock				Additional			Total
	Class A		Class B		Paid-in	Accumulated		Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	NCI	Equity
Balance at December 31, 2024	39,934,846	$4	67,466,109	$7	$60,590	$(30,712)	$(21)	$29,868
Issuance of shares upon exercise of warrants for cash	-	-	6,514,408	-	18,110	-	-	18,110
Shares issued for services	-	-	536,104	-	1,458	-	-	1,458
Stock-based compensation	-	-	76,297	-	178	-	-	178
Capital contribution to controlled subsidiary	-	-	-	-	65	-	(17)	48
Net loss	-	-	-	-	-	(555)	-	(555)
Balance at March 31, 2025	39,934,846	$4	74,592,918	$7	$80,401	$(31,267)	$(38)	$49,107

See accompanying Notes to Unaudited Consolidated Financial Statements

RICHTECH ROBOTICS, INC.

Unaudited Condensed Consolidated Statements of Cash Flows

For the six months ended March 31, 2026 and 2025

(In thousands)

	2026	2025
Cash flows from operating Activities:
Net loss	$(10,429)	$(30,137)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	795	505
Allowance for credit loss	879	(94)
Allowance for inventory obsolescence and slow-moving inventory	44	-
Loss on disposition of subsidiary	132	-
Change in fair value of warrant liability	(375)	21,837
Liability instrument issuance costs	-	189
Stock based compensation	8,584	3,079
Change in operating assets and liabilities:
Accounts receivable	112	(227)
Inventory	(862)	(73)
Prepaid expenses and other current assets	54	(97)
Right-of-use asset	(55)	(353)
Accounts payable	75	152
Deferred revenue	50	-
Tax payable	16	19
Accrued expenses and other payables	(1,130)	(90)
Operating lease liabilities	83	353
Net cash used in operating activities	(2,027)	(4,937)

Cash flows from investing activities:
Purchase of equipment	(316)	(386)
Purchase of short-term investments	(67,039)	(14,772)
Net cash effect of deconsolidation of subsidiary	(3)	-
Proceeds from sale of long-term investments	193	-
Purchase of long-term investments	(18)	(177)
Proceeds from maturities and sales of short-term investments	21,255	-
Net cash used in investing activities	(45,928)	(15,335)

Cash flows from financing activities:
Payment of loans received from third parties	(10)	(53)
Loans received from third parties	-	27
Payments of tax withholdings for restricted stock awards	(1,733)	-
Contributions from Non-controlling Interests	4	-
Proceeds from warrants exercise	9,812	-
Payment of issuance cost of ordinary shares	(5,344)	(1,180)
Proceeds from issuance of ordinary shares	110,301	18,038
Net cash provided by financing activities	113,030	16,832

Net change in cash and cash equivalents	65,075	(3,440)
Cash and cash equivalents at beginning of the period	$185,574	$14,566
Cash and cash equivalents at end of the period	$250,649	$11,126

Supplemental noncash disclosures:
Intangible assets acquired in exchange for common shares	$-	$3,701
Transfer of notes receivable in settlement for inventory purchases	523	-
Reclassification of warrant from mezzanine equity to permanent equity upon exercise	385	-

See accompanying Notes to Unaudited Consolidated Financial Statements.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2026 AND 2025

(Dollars in thousands, except number of shares and per-share amounts)

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

NOTE 2: Summary of Significant Accounting Policies

Basis of Presentation and consolidation

These unaudited condensed consolidated financial statements and accompanying notes have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”), pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and include the accounts of the Company and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

As permitted under SEC rules, certain footnotes or other financial information normally required by U.S. GAAP have been condensed or omitted. The balance sheet as of September 30, 2025, has been derived from audited consolidated financial statements at such date. The accompanying unaudited condensed consolidated financial statements have been prepared on the same basis as the Company’s annual consolidated financial statements, and in the opinion of management, include all adjustments, consisting only of routine recurring adjustments, necessary for a fair statement of the Company’s unaudited condensed consolidated financial information.

The unaudited condensed consolidated results of operations for the three and six months ended March 31, 2026, are not necessarily indicative of the consolidated results to be expected for the year ending September 30, 2026, or for any other interim period or for any other future periods. The accompanying unaudited condensed consolidated financial statements and related unaudited condensed consolidated financial information should be read in conjunction with the Company’s audited consolidated financial statements and related notes thereto as of and for the year ended September 30, 2025, included in the Company’s Annual Report on Form 10-K/A.

All amounts in the accompanying unaudited condensed consolidated financial statements and the notes thereto are presented in thousands of dollars, if not otherwise noted as being presented in millions of dollars, except for shares and per share amounts.

Use of Estimates

The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Significant estimates in these unaudited condensed consolidated financial statements include those related to the estimated fair value of warrant liabilities, allowance for credit loss, inventory reserve, useful lives of intangible assets and property and equipment. Other significant estimates include the estimated incremental borrowing rate, the provision or benefit for income taxes and the corresponding valuation allowance on deferred tax assets, and estimates related to the allocation of transaction price to performance obligations, including the determination of standalone selling prices for distinct goods and services in contracts with customers. On an ongoing basis, the Company evaluates its estimates and assumptions. The Company bases its estimates on historical experience and on various other assumptions believed to be reasonable. Due to inherent uncertainty involved in making estimates, actual results reported in future periods may be affected by changes in these estimates.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2026 AND 2025

(Dollars in thousands, except number of shares and per-share amounts)

NOTE 2: Summary of Significant Accounting Policies (cont.)

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

Inventories

We value inventory at standard cost, adjusted to approximate the lower of actual cost or estimated net realizable value using assumptions about future demand and market conditions. Cost is determined using the first-in, first-out (FIFO) method. In determining excess or obsolescence reserves for our products, we consider assumptions such as changes in business and economic conditions, other-than-temporary decreases in demand for our products, and changes in technology or customer requirements. In determining the lower of cost or net realizable value reserves, we consider assumptions such as recent historical sales activity and selling prices, as well as estimates of future selling prices. We fully reserve for inventories and non-cancellable purchase orders for inventory deemed obsolete. We perform periodic reviews of inventory items to identify excess inventories on hand by comparing on-hand balances and non-cancellable purchase orders to anticipated usage using recent historical activity as well as anticipated or forecasted demand. If estimates of customer demand diminish further or market conditions become less favorable than those projected by us, additional inventory carrying value adjustments may be required.

Intangible Assets

Our intangible assets consist of multiple systems purchased for our robotic product. These assets are amortized using the straight-line method over their estimated useful life of 10 years.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2026 AND 2025

(Dollars in thousands, except number of shares and per-share amounts)

NOTE 2: Summary of Significant Accounting Policies (cont.)

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

Stock-based Compensation

We account for stock-based compensation in accordance with ASC 718, Compensation—Stock Compensation. Currently, we grant only restricted stock awards (RSAs) to employees, non-employees, and directors.

For RSAs classified as equity, compensation cost is measured at the grant date based on the fair value of our common stock. The fair value of each RSA is determined using the closing market price of our common stock on the grant date. For RSAs that vest immediately (where the grant date and vesting date are the same), the full compensation cost is recognized on the grant date. For RSAs that have a service period (generally a vesting period), compensation cost is recognized over the requisite service period using the straight-line attribution method, including for awards that vest in tranches. Forfeitures are accounted for as they occur; when an award is forfeited prior to completing the service period, any previously recognized compensation cost is reversed in the period of forfeiture.

Stock-based compensation expense is recognized in the consolidated statements of operations as a component of research and development, sales and marketing, and general and administrative expenses.

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

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2026 AND 2025

(Dollars in thousands, except number of shares and per-share amounts)

NOTE 2: Summary of Significant Accounting Policies (cont.)

Revenue Recognition

We generate revenue from contracts with customers through the following primary business models:

●	Product Sales: Sale of robotic systems (which consist of robotic hardware together with installation services) and related hardware, which may be standalone or bundled with software subscriptions. Installation services are included in all product sales.

●	Event Services: Short-term rental of robotic equipment for specific events, including installation, on-site support, and maintenance during the event period. These contracts typically have a duration of one to three days and do not contain purchase options.

●	Robotics-as-a-Service (“RaaS”): Provision of robotic equipment and ongoing maintenance and support services over a contract term, with revenue recognized over time. Under these arrangements, customers pay a fixed monthly fee for the use of our robotic equipment, along with maintenance and technical support services.

●	Other: Miscellaneous revenue streams not included in the above categories, including food and beverage sales from our brick-and-mortar experience store, repair and maintenance services provided on a time-and-materials basis, and data collection services for third parties, none of which are material to the consolidated financial statements.

Product sales and certain other service revenues are accounted for under ASC 606, Revenue from Contracts with Customers. Event services and RaaS arrangements are evaluated under ASC 842, Leases, because those arrangements may convey to the customer the right to control the use of identified robotic equipment for a period of time in exchange for consideration.

For arrangements that contain both lease and non-lease components, the Company evaluates the appropriate accounting model based on the nature of the promised goods or services and the applicable guidance. ASC 842 applies to lease components, while the Company applies ASC 606 to non-lease components unless it has elected and qualifies for a practical expedient to account for lease and non-lease components together. For lessors, the practical expedient to combine lease and non-lease components is available only when the specified criteria are met; if the non-lease component is predominant, the combined component is accounted for under ASC 606, and otherwise the combined component is accounted for as an operating lease under ASC 842.

Product Sales

The Company recognizes product sales in accordance with ASC 606 because the customer obtains goods or services that are outputs of the Company’s ordinary activities in exchange for consideration. Revenue is recognized when a customer obtains control of promised goods or services, in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. In order to achieve this core principle, the Company applies the following five steps when recording revenue: (1) identify the contract, or contracts, with the customer, (2) identify the performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations in the contract and (5) recognize revenue when, or as, performance obligations are satisfied.

We consider customer purchase orders, which in some cases are governed by master sales agreements, to be the contracts with our customers when the criteria under ASC 606 are met, including approval and commitment of the parties, identification of each party’s rights, identification of payment terms, commercial substance, and probable collectability of substantially all consideration to which the Company expects to be entitled. If these criteria are not met, consideration received from a customer is generally recognized as a liability until the criteria are satisfied or the consideration becomes nonrefundable and the Company has no remaining obligation to transfer goods or services.

Determination of Performance Obligation

We identify performance obligations by evaluating whether the promised goods or services are distinct. A promised good or service is accounted for separately only if the customer can benefit from the good or service either on its own or together with other readily available resources and the promise is separately identifiable from other promises in the contract. For contracts that include the sale of robotic hardware and related installation services, we have concluded that the robotic system and installation services generally represent a single performance obligation when installation is not distinct in the context of the contract or is immaterial in the context of the contract. We recognize revenue for such arrangements at the point in time when control of the robotic system transfers to the customer, which generally occurs upon completion of installation, when the customer has physical possession of the robotic system, can direct its use, receive the significant risks and rewards of ownership, and have an obligation to pay. When product sales include software or service subscription components, we evaluate whether those components are separate performance obligations under ASC 606. If the software or service subscription is determined to be distinct and material in the context of the contract, the Company allocates the transaction price to each performance obligation based on relative standalone selling prices and recognizes revenue when, or as, each performance obligation is satisfied. As of March 31, 2026, revenue from contracts that include a software subscription component was immaterial to the consolidated financial statements, as the Company is in the early stages of offering this bundled solution.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2026 AND 2025

(Dollars in thousands, except number of shares and per-share amounts)

NOTE 2: Summary of Significant Accounting Policies (cont.)

Transaction Price

The transaction price is the fixed, non-refundable consideration stated in the contract. We do not offer variable consideration elements such as usage-based fees, rebates, penalties, or performance bonuses. Payment terms for product sales generally require advance payment upon execution of the contract. We apply the practical expedient not to adjust the transaction price for the effects of a significant financing component when the period between customer payment and the transfer of goods or services is one year or less, which is the case for substantially all of our contracts.

Returns, Refunds and Warranties

We generally do not offer rights of return on product sales. We provide assurance-type warranties on its robotic systems, which guarantee that the products will function in accordance with agreed-upon specifications. These warranties are not sold separately and do not give rise to a separate performance obligation under ASC 606.

Revenue from event services

We generate revenue from event service, which consists of the short-term rental of robotic equipment for specific events, including installation, on-site support, and maintenance during the event period. These contracts typically have a duration of one to three days and do not contain purchase options.

Revenue from event services is evaluated under ASC 842, Leases, to determine whether the arrangement contains a lease. We have concluded that these contracts contain a lease component, as the customer obtains the right to control the use of an identified piece of robotic equipment for a specified event period. The Company elected the lessor practical expedient to combine the lease component and non-lease components including installation, support, and maintenance into a single lease component when the applicable criteria are met. Because the lease component is predominant, the entire contract is accounted for as an operating lease, and lease income is recognized on a straight-line basis over the lease term, which generally occurs within a single reporting period and over a short duration. Due to the short duration of these arrangements, the resulting pattern of recognition occurs within the event period.

As of March 31, 2026, we had $44 of deferred revenue related to event service contracts classified as operating leases under ASC 842. This balance represents advance lease payments received from customers for which the related lease income has not yet been recognized. As of September 30, 2025, the deferred revenue balance related to event services was $47.

Advance payments received from customers for these services are recorded as contract liabilities and recognized as revenue over the lease term as the event services are provided.

Revenue from Robots-as-a-Service (RaaS)

We generate revenue through our Robots-as-a-Service (RaaS) offerings, which provide customers with ongoing access to our robotic solutions under long-term contracts. Under these arrangements, customers pay a fixed monthly fee for the use of our robotic equipment, along with maintenance and technical support services.

Our RaaS contracts are typically structured with an initial non-cancelable term ranging from 12 to 36 months. The contracts include an automatic renewal provision, whereby the lease term extends for successive renewal periods (generally 12 months) unless either party provides written notice of non-renewal at least 30 days prior to the end of the then-current term. Renewal rates are subject to an annual increase of 3% from the then-current rate. Certain contracts may also include an early termination clause, under which the total remaining amount payable under the contract becomes due upon early termination by the customer. Our RaaS contracts do not include purchase options that would allow the lessee to acquire the underlying robotic equipment at the end of the lease term.

We account for RaaS arrangements under ASC 842, Leases. We have evaluated these contracts and determined that they contain a lease component, as the customer has the right to control the use of an identified piece of robotic equipment for a period of time in exchange for consideration. These leases are classified as operating leases, as they do not meet any of the criteria for sales-type or direct financing leases. At contract inception, the Company has determined that customers are not reasonably certain to exercise renewal options. Accordingly, renewal periods are excluded from the lease term unless and until the Company’s assessment changes based on the specific facts and circumstances.

For operating leases, we recognize lease income on a straight-line basis over the non-cancelable lease term. The robotic equipment remains on our balance sheet as property and equipment and is depreciated over its estimated useful life. The Company considers the economic life of most of our products to be 5 years. The Company believes 5 years is representative of the period during which the equipment is expected to be economically usable by one or more users, with normal service, for the purpose for which it is intended. The unguaranteed residual value is estimated to be the value at the end of the lease term based on the anticipated fair market value of the units. The Company mitigates residual value risk of our leased equipment by performing regular management and maintenance, as necessary. We have elected the practical expedient to combine the lease component and non-lease components (including maintenance and technical support) into a single lease component for our RaaS contracts, when the applicable criteria are met, as the timing and pattern of transfer are the same and the lease component is the predominant component.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2026 AND 2025

(Dollars in thousands, except number of shares and per-share amounts)

NOTE 2: Summary of Significant Accounting Policies (cont.)

As of March 31, 2026, we had $15 of deferred revenue related to RaaS contracts classified as operating leases under ASC 842. This balance represents advance lease payments received from customers for which the related lease income has not yet been recognized. As of September 30, 2025, the deferred revenue balance related to RaaS contracts was nil.

As of March 31, 2026, we expect to receive $1,663 of future lease payments under non-cancelable RaaS contracts classified as operating leases under ASC 842. Of this amount, $876 is expected to be collected within the next 12 months, $592 is expected to be collected between 13 and 24 months, and the remaining $195 is expected to be collected beyond 24 months.

Remaining Performance Obligations

Remaining performance obligations represent the aggregate amount of the transaction price allocated to unsatisfied or partially unsatisfied performance obligations as of the balance sheet date. As of March 31, 2026, the Company did not have material remaining performance obligations related to contracts accounted for under ASC 606.

Contract assets and contract liabilities

We maintain contract-related balance sheet accounts under ASC 606, Revenue from Contracts with Customers, which primarily arise from product sales contracts.

Contract Assets (Unbilled Receivables) represent revenue recognized for performance obligations satisfied but not yet billed as of the balance sheet date. Contract assets are reclassified to accounts receivable when the right to payment becomes unconditional. As of March 31, 2026 and September 30, 2025, we had no contract assets.

Contract Liabilities (Deferred Revenue) consist of payments received from customers in advance of performance. These liabilities relate primarily to advance payments and are recognized as revenue as the related services are provided over the contract term. As of March 31, 2026 and September 30, 2025, the balance of contract liabilities was $239 and $201, respectively. Revenue recognized during the six months and three months ended March 31, 2026 that was included in the contract liability balance at September 30, 2025 was $89 and $20, respectively.

Other Revenue Policies

Sales, value add, and other taxes collected on behalf of third parties are excluded from revenue.

We do not assess whether a contract has a significant financing component if the expectation at contract inception is such that the period between payment by the customer and the transfer of the promised products to the customer will be one year or less, which is the case with substantially all customers. Our customer contracts typically feature monthly invoicing, with payment terms primarily due on receipt or Net 30. (Refer to the discussion of significant financing component under “Transaction Price” above.)

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

Disaggregation of Revenue

We disaggregate revenue into revenue from contracts with customers (ASC 606) and lease revenue (ASC 842). The following table presents revenue by source:

	For the Six months ended		For the Three months ended
	March 31,		March 31,
	2026	2025	2026	2025
Revenue recognized under ASC 606	$993	$1,755	$623	$768
Revenue recognized under ASC 842	1,579	669	878	399
Total revenue recognized	$2,572	$2,424	$1,501	$1,167

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2026 AND 2025

(Dollars in thousands, except number of shares and per-share amounts)

NOTE 2: Summary of Significant Accounting Policies (cont.)

The following summarizes the revenue we recognized by revenue stream:

	For the Six months ended		For the Three months ended
	March 31,		March 31,
	2026	2025	2026	2025
Revenues
Product sales	$597	$1,413	$317	$664
Event services	889	424	507	292
RaaS	690	245	371	107
Others	396	342	306	104
Total revenues	$2,572	$2,424	$1,501	$1,167

Substantially all of our revenue is generated from customers located in the United States. Accordingly, no further geographic disaggregation is presented.

Earnings Per Share

We compute earnings per share in accordance with ASC 260, Earnings Per Share.

Basic EPS

Basic loss per share is calculated by dividing net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period. The weighted-average number of shares outstanding includes issued common shares that are not subject to any vesting conditions. Warrants that are exercisable for little or no consideration (“penny warrants”) are included in the denominator of basic EPS from the date of issuance, as they are considered common equivalent shares.

Diluted EPS

Diluted loss per share is calculated using the same method as basic loss per share, as the inclusion of all potential common shares from unvested restricted stock awards (“RSAs”) and outstanding warrants would be antidilutive during periods of net loss. Under ASC 260, potentially dilutive securities are excluded from the diluted EPS calculation when their effect would reduce the loss per share (i.e., make the loss per share less severe), as this would not be representative of the Company’s performance. Therefore, diluted loss per share is equal to basic loss per share for all periods presented.

Antidilutive Securities

For periods in which we report a net loss, unvested RSAs and outstanding warrants are considered antidilutive and are excluded from the diluted EPS calculation. A reconciliation of the number of antidilutive securities excluded from the diluted EPS computation is disclosed in the notes to the financial statements.

Participating Securities

Unvested RSAs that have nonforfeitable rights to dividends or dividend equivalents are treated as participating securities under ASC 260. Under the two-class method, earnings are allocated between common stockholders and participating security holders. However, because participating security holders are not contractually obligated to share in losses, losses are not allocated to these securities. During periods of net loss, the two-class method does not require further allocation, and the calculation of loss per share is unaffected by the participation rights of unvested RSAs.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2026 AND 2025

(Dollars in thousands, except number of shares and per-share amounts)

NOTE 2: Summary of Significant Accounting Policies (cont.)

Concentrations of Risk

Concentration of Revenue

For the three and six months ended March 31, 2026 and 2025, no single customer accounted for 10% or more of total revenue. We operate in a single reportable segment, and all of our revenue is derived from this segment. Refer to Note 13—Segment Information for further details.

Concentration of Credit Risk

Financial instruments that potentially subject us to a concentration of credit risk consist primarily of cash and cash equivalents held at major financial institutions. We maintain cash balances with several well-established financial institutions with high credit ratings. At times, such balances may exceed federally insured limits; however, management monitors the financial stability of these institutions and believes the risk of loss is minimal.

Recent Accounting Pronouncements

Adopted

Tax Legislation – One Big Beautiful Bill Act

In July 2025, the One Big Beautiful Bill Act (OBBBA) was enacted, modifying provisions related to research and experimental expenditures, bonus depreciation, and business interest expense deductibility. The Company assessed the impact of these changes for the three and six months ended March 31, 2026. Given the Company’s historical losses, current period pretax loss, and full valuation allowance on deferred tax assets, the new legislation had no material effect on its income tax provision, deferred tax balances, or effective tax rate. The Company will continue to monitor future guidance and its ability to realize deferred tax assets.

ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures

In December 2023, the FASB issued ASU 2023-09, which expands annual income tax disclosure requirements, including enhanced rate reconciliation tables and disclosure of income taxes paid disaggregated by jurisdiction. The ASU is effective for fiscal years beginning after December 15, 2024, and for interim periods within fiscal years beginning after December 15, 2025. Early adoption is permitted.

For our fiscal year ending September 30, the ASU is effective for our fiscal year beginning October 1, 2025 (fiscal year 2026) and for interim periods within our fiscal year beginning October 1, 2026 (fiscal year 2027). We adopted this guidance on October 1, 2025. The adoption did not have any impact on our financial position, results of operations, or cash flows, as it only affects disclosures. The guidance was applied prospectively, which means the new disclosure requirements are applied to the fiscal year 2026 financial statements, with prior periods presented under the legacy format.

Not Yet Adopted

ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures

In November 2024, the FASB issued ASU 2024-03, which requires public business entities to disaggregate certain income statement expense captions into specified natural expense categories (including purchases of inventory, employee compensation, depreciation, and intangible asset amortization) in a tabular format within the footnotes.

For our fiscal year ending September 30, the ASU is effective for our fiscal year beginning October 1, 2026 (fiscal year 2027) and for interim periods within our fiscal year beginning October 1, 2027 (fiscal year 2028). We do not plan to early adopt this guidance. We are currently evaluating the impact of this guidance on our financial statement disclosures.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2026 AND 2025

(Dollars in thousands, except number of shares and per-share amounts)

NOTE 2: Summary of Significant Accounting Policies (cont.)

ASU 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets

In July 2025, the FASB issued ASU 2025-05, which provides a practical expedient and an accounting policy election related to the estimation of expected credit losses for current accounts receivable and contract assets. The ASU is effective for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual periods. Early adoption is permitted.

For our fiscal year ending September 30, the ASU is effective for our fiscal year beginning October 1, 2026 (FY2027) and for interim periods within that fiscal year. Early adoption is permitted. We do not plan to early adopt this guidance. We are currently evaluating the impact of this guidance on our financial statements.

ASU 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software

In September 2025, the FASB issued ASU 2025-06, which modernizes the accounting for internal-use software costs by removing all references to software development project stages. The amendments require that an entity capitalize software costs when both: (i) management has authorized and committed to funding the software project, and (ii) it is probable that the project will be completed and the software will be used to perform the function intended (the “probable-to-complete recognition threshold”). In evaluating this threshold, an entity is required to consider whether there is significant uncertainty associated with the development activities.

The ASU is effective for all entities for annual reporting periods beginning after December 15, 2027, and interim reporting periods within those annual reporting periods. Early adoption is permitted as of the beginning of an annual reporting period. The amendments may be applied prospectively, using a modified transition approach based on the status of the project at the date of adoption, or retrospectively.

We are currently evaluating the impact of this guidance on our financial statements and related disclosures.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2026 AND 2025

(Dollars in thousands, except number of shares and per-share amounts)

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

	March 31, 2026				September 30, 2025
	Fair Value	Level I	Level II	Level III	Fair Value	Level I	Level II	Level III
U.S. government securities	$34,175	$34,175	$-	$-	$18,391	$18,391	$-	$-
Certificates of deposit	78,795	-	78,795	-	47,972	-	47,972	-
Money market funds	6,623	6,623	-	-	45,532	45,532	-	-
Liability-classified Warrants	2,578	-	-	2,578	19,285	-	-	19,285
Total	$122,171	$40,798	$78,795	$2,578	$131,180	$63,923	$47,972	$19,285

Our U.S. government securities are classified within Level I of the fair value hierarchy because their fair values are based on quoted prices in active markets. Our certificates of deposit are classified within Level II of the fair value hierarchy and are measured using observable market inputs. There were no transfers between Level 1, Level 2 or Level 3 of the fair value hierarchy during the periods presented.

Our liability-classified warrants are measured at fair value on a recurring basis using Level III inputs. Refer to Note 8 for details on the valuation technique and significant unobservable inputs used and a rollforward of the fair value balance.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2026 AND 2025

(Dollars in thousands, except number of shares and per-share amounts)

Note 3: Fair Value of Financial Instruments (cont.)

Our cash, cash equivalents and investments classified by security type as of March 31, 2026 and September 30, 2025 consisted of the following:

	March 31, 2026
		Gross	Gross		Cash and
	Adjusted	Unrealized	Unrealized		Cash	Short-Term
	Cost	Gains	Losses	Fair Value	equivalents	Investments
Cash	$242,981	$-	$-	$242,981	$242,981	$-
U.S. government securities	34,003	172	-	34,175	1,045	33,130
Certificates of deposit and time deposits	78,795	-	-	78,795	-	78,795
Money market funds	6,623	-	-	6,623	6,623	-
Total cash, cash equivalents and short-term investments	$362,402	$172	$-	$362,574	$250,649	$111,925

	September 30, 2025
		Gross	Gross		Cash and
	Adjusted	Unrealized	Unrealized		Cash	Short-Term
	Cost	Gains	Losses	Fair Value	Equivalents	Investments
Cash	$76,441	$-	$-	$76,441	$76,441	$-
U.S. government securities	80,915	393	-	81,308	62,917	18,391
Certificates of deposit and time deposits	48,656	-	-	48,656	684	47,972
Money market funds	45,532	-	-	45,532	45,532	-
Total cash, cash equivalents and short-term investments	$251,544	$393	$-	$251,937	$185,574	$66,363

As of March 31, 2026, all of our short-term investments had contractual maturity dates within one year.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2026 AND 2025

(Dollars in thousands, except number of shares and per-share amounts)

NOTE 4: Accounts Receivable

Accounts receivable as of March 31, 2026 and September 30, 2025 are as follows:

	As of March 31,	As of September 30,
	2026	2025
Accounts receivable, gross	$1,807	$1,919
Allowance for credit loss	(1,018)	(139)
Accounts receivable, net	$789	$1,780

As of March 31, 2026, the allowance for doubtful accounts was $1,018, compared to $139 as of September 30, 2025. We believe that our rigorous credit risk management practices and the allowance for credit losses adequately address the potential for uncollectible accounts.

Activity in the allowance for credit losses was as follows:

	Six months ended	Six months ended
	March 31,	March 31,
	2026	2025
Beginning Balance	$139	$197
Provision for (reversal of) expected credit losses	879	(94)
Write-offs charged against allowance	-	-
Ending Balance	$1,018	$103

NOTE 5: Inventories

Inventory as of March 31, 2026 and September 30, 2025 are as follows:

	March 31,	September 30,
	2026	2025
Raw materials	$2,165	$811
Finished goods	290	313
Total inventories	$2,455	$1,124

Finished goods inventory includes products-in-transit to fulfill customer orders and robotic products available for sale. We regularly evaluate inventory for excess, obsolescence, or declines in net realizable value below cost, considering factors such as aging, historical sales trends, customer demand, and technological changes. As of March 31, 2026 and September 30, 2025, the allowance for inventory obsolescence and slow-moving inventory was $44 and nil, respectively. During the three and six months ended March 31, 2026 and 2025, we recorded no material inventory write-downs.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2026 AND 2025

(Dollars in thousands, except number of shares and per-share amounts)

NOTE 6: Property, and Equipment

Property and equipment, net is stated at cost less accumulated depreciation and amortization and is depreciated using the straight-line method over the estimated useful lives of the assets. Estimated useful lives of equipment are two to six years; buildings are depreciated over their estimated useful lives of 39 years; and leasehold improvements are measured by the shorter of the remaining terms of the leases or the estimated useful economic lives of the improvements.

Property and equipment, as of March 31, 2026 and September 30, 2025 are as follows:

	March 31,	September 30,
	2026	2025
Furniture, fixtures & equipment	$1,546	$1,435
Equipment held for lease	741	536
Leasehold improvements	4	4
Building	2,973	2,973
Land	1,109	1,109
	6,373	6,057
Accumulated depreciation	(489)	(263)
Property and equipment, net	$5,884	$5,794

Depreciation expenses for the six months ended March 31, 2026 and March 31, 2025 were $226 and $53, respectively. Depreciation expenses for the three months ended March 31, 2026 and March 31, 2025 were $113 and $32, respectively.

NOTE 7: Intangible Asset

Intangible Asset, as of March 31, 2026 and September 30, 2025 are as follows:

	March 31,	September 30,
	2026	2025
Intangible Asset	$11,938	$11,977
Accumulated Amortization	(1,831)	(1,262)
Intangible Asset, net	$10,107	$10,715

Amortization expenses for the six months ended March 31, 2026 and March 31, 2025 were $569 and $452, respectively. Amortization expenses for the three months ended March 31, 2026 and March 31, 2025 were $298 and $192, respectively.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2026 AND 2025

(Dollars in thousands, except number of shares and per-share amounts)

NOTE 7: Intangible Asset (cont.)

Estimated amortization expense related to existing finite-lived intangible assets for each of the next five years is as follows:

Fiscal Year	Estimated Amortization Expense
Remainder of 2026 (April 1, 2026 – September 30, 2026)	$597
FY2027	$1,194
FY2028	$1,194
FY2029	$1,194
FY2030	$1,194
Total	$5,373

For the three and the six months ended March 31, 2026, we concluded that no impairment loss was recognized. As the Company’s business evolves, we continue to evaluate the utilization of the intangible assets. Refer to Note 14 for further details.

NOTE 8: Warrants

The following table summarizes warrants outstanding as of March 31, 2026 and September 30, 2025:

Instrument	Classification	Exercise Price	Expiration	March 31, 2026	September 30, 2025
Representative’s Warrants	Equity	$6.00	Nov-28	105,000	105,000
Public Offering Warrants	Liability	$1.35	Sep-29	411,111	3,013,408
Placement Agent Warrants	Mezzanine equity	$1.69	Aug-29	82,389	616,139
Common Inducement Warrants	Liability	$4.00	Feb-30	1,349,898	2,699,797
Placement Agent Inducement Warrants	Mezzanine equity	$5.00	Mar-30	188,986	188,986
Total warrants outstanding				2,137,384	6,623,330

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

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2026 AND 2025

(Dollars in thousands, except number of shares and per-share amounts)

NOTE 8: Warrants (cont.)

The following table presents the changes in the liability-classified warrants outstanding.

	Public Offering Warrants	Common Inducement Warrants	Total
Warrants outstanding as of September 30, 2024	15,555,557	—	15,555,557
Issuance	—	2,699,797	2,699,797
Exercises	(12,542,149)	—	(12,542,149)
Warrants outstanding as of September 30, 2025	3,013,408	2,699,797	5,713,205
Exercises	(2,602,297)	(1,349,899)	(3,952,196)
Warrants outstanding as of March 31, 2026	411,111	1,349,898	1,761,009

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

	Public Offering Warrants	Common Inducement Warrants	Total
Balance as of September 30, 2024	$6,940	$—	$6,940
Issuance	—	4,758	4,758
Exercises	(26,585)	—	(26,585)
Change in fair value	30,648	3,524	34,172
Balance as of September 30, 2025	11,003	8,282	19,285
Exercises	(12,849)	(3,483)	(16,332)
Change in fair value	2,561	(2,936)	(375)
Balance as of March 31, 2026	$715	$1,863	$2,578

Key assumptions utilized in the valuation of the liability-classified warrants as of the balance sheet dates are summarized in the table below:

	March 31, 2026	September 30, 2025
Stock price	$2.09	$4.29
Exercise price	$1.35 – 4.00	$1.35 – 4.00
Expected term (in years)	3.43 – 3.86	3.93 – 4.36
Volatility	112.7 – 130.5%	95.1 – 100.8%
Risk-free interest rate	3.80 – 3.82%	3.64 – 3.66%

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2026 AND 2025

(Dollars in thousands, except number of shares and per-share amounts)

NOTE 8: Warrants (cont.)

Mezzanine Equity Classified Warrants

In September 2024, in connection with a registered public offering, we issued warrants to placement agents (the “Placement Agent Warrants”) with an exercise price of $1.69 per share. In connection with the inducement transaction on February 10, 2025, we issued inducement warrants to certain placement agents with an exercise price of $5.00 (the “Placement Agent Inducement Warrants,” and together with the Placement Agent Warrants, the “Mezzanine Equity Warrants”). The Placement Agent Warrants were issued on September 3, 2024, and the Placement Agent Inducement Warrants were issued on March 12, 2025. Both were issued in exchange for placement agent services and are accounted for as share-based payment awards. Due to certain settlement features that are not solely within the Company’s control, including a change in control or similar corporate events, the Mezzanine Equity Warrants are classified within mezzanine equity. The warrants were recorded at their issuance-date fair value. As of March 31, 2026 and September 30, 2025, the warrants were not currently redeemable and, therefore, the Company did not adjust the carrying amounts to redemption value. The warrants are exercisable into shares of Class B common stock.

The following table presents the changes in the Mezzanine Equity Warrants.

	Placement Agent Warrants	Placement Agent Inducement Warrants	Total
Warrants outstanding as of September 30, 2024	1,088,889	—	1,088,889
Issuance	—	188,986	188,986
Exercises	(472,750)	—	(472,750)
Warrants outstanding as of September 30, 2025	616,139	188,986	805,125
Exercises	(533,750)	—	(533,750)
Warrants outstanding as of March 31, 2026	82,389	188,986	271,375

Key assumptions utilized in the issuance-date valuation of the Placement Agent Warrants and Placement Agent Inducement Warrants are summarized in the table below:

	Placement Agent Warrants	Placement Agent Inducement Warrants
Stock price	$1.27	$1.98
Exercise price	$1.69	$5.00
Expected term (in years)	5.00	4.95
Volatility	73.6%	82.7%
Risk-free interest rate	3.62%	3.92%

The following table summarizes activity in mezzanine equity:

	Placement Agent Warrants	Placement Agent Inducement Warrants	Total
Balance as of September 30, 2024	$786	$—	$786
Issuance	—	189	189
Exercises	(341)	—	(341)
Remeasurement	—	—	—
Balance as of September 30, 2025	445	189	634
Exercises	(385)	—	(385)
Remeasurement	—	—	—
Balance as of March 31, 2026	$60	$189	$249

Because the Placement Agent Warrants and Placement Agent Inducement Warrants were not currently redeemable as of March 31, 2026 or September 30, 2025, no redemption value adjustment was recorded during the six months ended March 31, 2026 or the year ended September 30, 2025.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2026 AND 2025

(Dollars in thousands, except number of shares and per-share amounts)

NOTE 8: Warrants (cont.)

Equity Classified Warrants

In connection with our initial public offering in November 2023, we issued warrants with an exercise price of $6.00 per share to the representative of the offering to purchase shares of our common stock (the “Representative’s Warrants”). The Representative’s Warrants were issued as consideration for underwriting services and are accounted for as share-based payment awards. The Representative’s Warrants do not contain any cash settlement or redemption features outside the Company’s control, and are classified in permanent equity. The Representative’s Warrants issued at our initial public offering remained outstanding as of both March 31, 2026 and September 30, 2025, with no issuances, exercises, forfeitures, or expirations during the period from September 30, 2024 through March 31, 2026.

NOTE 9: Stockholders’ Equity

We had 100,000,000 shares of class A common stock authorized as of March 31, 2026 and September 30, 2025, with a par value of $0.0001 per share. 39,934,846 shares of class A common stock issued and outstanding as of March 31, 2026 and September 30, 2025. We had 1,000,000,000 and 200,000,000 shares of class B common stock authorized as of March 31, 2026 and September 30, 2025, respectively, (the authorized shares were increased from 200,000,000 to 1,000,000,000 on November 10, 2025), with a par value of $0.0001 per share. 184,274,146 shares and 154,656,592 shares of class B common stock issued and outstanding as of March 31, 2026 and September 30, 2025, respectively.

During the six months ended March 31, 2026, we issued an aggregate of 29,617,554 shares of Class B common stock and no shares of Class A common stock. These issuances consisted of 1,474,923 shares of Class B common stock issued as stock-based compensation to employees and contractors, 15,156,685 shares of Class B common stock sold through our at-the-market (“ATM”) offering program, for aggregate gross proceeds of $71,623, with total issuance costs of $2,559, resulting in net proceeds to the Company of $69,064, 4,485,946 shares of Class B common stock issued upon the exercise of investor warrants, and 8,500,000 shares of Class B common stock issued in a private placement. See below for additional information regarding the private placement.

Private Placement

On January 27, 2026, we entered into a securities purchase agreement (the “Purchase Agreement”) with an institutional investor. Pursuant to the Purchase Agreement, we agreed to issue and sell to the investor, and the investor agreed to purchase from us, in a private placement (the “Private Placement”), 8,500,000 shares of our Class B common stock, at a purchase price of $4.55 per share, for aggregate gross proceeds of $38,675, prior to deducting placement agent’s fees and other offering expenses. The Private Placement closed on January 29, 2026. The net proceeds from the Private Placement were approximately $35,890, after deducting placement agent fees, legal fees, and other offering expenses totaling approximately $2,785.

As of March 31, 2026 and September 30, 2025, we had 815,342,794 and 45,343,408 authorized but unissued shares of Class B common stock, respectively, which are available for issuance upon the exercise of outstanding warrants and the settlement of outstanding and future equity-based awards.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2026 AND 2025

(Dollars in thousands, except number of shares and per-share amounts)

NOTE 9: Stockholders’ Equity (cont.)

Stock-based Compensation

Stock Incentive Plan

We maintain the Richtech Robotics Inc. 2023 Stock Option Plan (the “Plan”), which provides for the granting of restricted stock awards (“RSAs”) and other equity-based awards to employees, directors, and consultants.

The Plan was originally approved by the Board of Directors and adopted effective as of December 8, 2023, with an initial reserve of 6,000,000 shares of Class B common stock. On September 26, 2024, the Board and the holders of a majority of the voting power of the outstanding common stock approved an amendment and restatement of the Plan, effective October 23, 2024, increasing the number of shares authorized for issuance under the Plan from 6,000,000 shares to 14,311,215 shares.

Effective as of November 10, 2025, the Company adopted the Second Amended and Restated Richtech Robotics Inc. 2023 Stock Option Plan, which includes an “evergreen” provision. Under this provision, the number of shares reserved for grant and issuance under the Plan automatically increases on the later of November 1, 2025 or the effective date of the Second Amended Plan, and on each subsequent November 1 until and including November 1, 2034, by a number of shares equal to the lesser of (i) 18% of the total outstanding Class B common stock as of the immediately preceding September 30, or (ii) such smaller number as determined by the Board.

On February 17, 2026, the Company filed a Registration Statement on Form S-8 to register an additional 8,000,000 shares of Class B common stock for issuance under the Plan, in connection with an increase in the number of shares available for issuance pursuant to the evergreen provision, further increasing the number of shares authorized for issuance under the Plan from 14,311,215 shares to 22,311,215 shares.

During the six months ended March 31, 2026, 1,981,483 shares were granted as RSAs under the Plan. As of March 31, 2026, 6,968,675 shares remained available for future grants under the Plan.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2026 AND 2025

(Dollars in thousands, except number of shares and per-share amounts)

NOTE 9: Stockholders’ Equity (cont.)

RSA Activity

The Company grants restricted stock awards (RSAs) to employees, non-employees and directors under its equity incentive plan. Each RSA entitles the holder to one share of Class B common stock upon vesting. The fair value of each RSA is determined based on the closing market price of the Company’s common stock on the grant date.

The following table summarizes the activity of unvested RSAs for the six months ended March 31, 2026 and 2025:

	Six months ended		Six months ended
	March 31, 2026		March 31, 2025
	Number of Shares	Weighted-Average Grant-Date Fair Value per Share	Number of Shares	Weighted-Average Grant-Date Fair Value per Share
Unvested at beginning of period	-	-	-	-
Granted	1,981,483	4.48	857,645	0.76
Vested	1,907,983	4.50	857,645	0.76
Forfeited	-	-	-	-
Unvested at end of period	73,500	3.89	-	0.76

As of March 31, 2026, total unrecognized stock-based compensation cost related to unvested RSAs was approximately $286, which is expected to be recognized over the remaining vesting period through December 2026.

For RSAs that vest immediately (grant date equals vesting date), compensation cost is recognized in full on the grant date. For RSAs with service-based vesting conditions, compensation cost is recognized on a straight-line basis over the vesting period. Forfeitures are accounted for as they occur.

The following table presents the allocation of stock-based compensation expense by line item in the condensed consolidated statements of operations:

	Six months ended		Three months ended
	March 31,		March 31,
	2026	2025	2026	2025
Research and development	$582	$250	$73	$59
Sales and marketing	2,898	275	25	63
General and administrative	5,104	2,554	285	1,513
Total	$8,584	$3,079	$383	$1,635

On December 4, 2025, our board approved the grant of restricted stock awards (“RSAs”) to our employees and non-employees. These RSAs were fully vested upon grant and amounted to a total of 1,785,006 shares, with a grant-date fair value of $4.59 per share, based on the closing price of our common stock on December 4, 2025. The total compensation expense of $8,201 was recognized in Research and development, selling and marketing, general, and administrative expenses in our condensed consolidated statement of operations for the three months ended December 31, 2025, with a corresponding credit to additional paid-in capital – stock compensation. The impact on cash flows is reflected in the operating section of our cash flow statement.

During the three months ended March 31, 2026, we issued 1,735,006 shares of common stock to settle the majority of the restricted stock awards that were granted on December 4, 2025. The current-period issuance represents only a reclassification within equity (to common stock at par value and additional paid-in capital in excess of par) with no impact on our results of operations or cash flows. All shares were issued under our 2023 Stock Option Plan. We withheld 368,999 shares valued at $1,694 to cover the expected income tax effect of the grants. As a result, the actual number of shares issued to award recipients was less than the number of vested shares underlying the RSA grants.

On February 17, 2026, we issued routine quarterly stock awards of 122,977 shares. We withheld 14,061 shares valued at $39 to cover the expected income tax effect of the grants.

From time to time, as restricted stock awards vest, certain employees surrender their vested shares to satisfy their tax liability on vesting. The fair value of those shares on the vesting date are then used by us to pay those employees’ tax obligations. The shares surrendered are reported as treasury stock in our statements of stockholders’ equity.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2026 AND 2025

(Dollars in thousands, except number of shares and per-share amounts)

NOTE 10: Earnings/Loss per Share

Because we reported a net loss for all periods presented, no potentially dilutive securities have been included in the computation of diluted net loss per share.

	Three months ended
	March 31,
	2026	2025
Numerators:
Net loss attributable to common stockholders	$(276)	$(555)
Denominator:
Weighted Average shares used to compute basic and diluted net loss per share	220,627,022	112,637,822
Basic and diluted net loss per share	$(0.00)	$(0.00)

	Six Months Ended
	March 31,
	2026	2025
Numerators:
Net loss attributable to common stockholders	$(10,421)	$(30,099)
Denominator:
Weighted Average shares used to compute basic and diluted net loss per share	213,834,502	105,306,664
Basic and diluted net loss per share	$(0.05)	$(0.29)

The following potential common stock outstanding were excluded from the computation of diluted net loss per share because including them would have been anti-dilutive:

	March 31, 2026	September 30, 2025
Options to purchase Class B common stock	2,137,384	6,623,330
Unvested RSAs	73,500	-

NOTE 11: Income Taxes

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

Based upon the level of historical losses and projections for future taxable losses over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that we will not realize the benefits of these deductible differences. Accordingly, we have maintained a full valuation allowance against its net deferred tax assets as of March 31, 2026. As a result of the full valuation allowance, no material income tax benefit was recognized in the consolidated statements of operations, and no net deferred tax asset or liability recorded on the consolidated balance sheets for the three and six months ended March 31, 2026 and 2025.

The table below presents the effective income tax rate for the following periods:

	Six Months Ended March 31,
	2026	2025
Effective Tax Rate	-	-

The Company was taxed as a corporation for federal, state and local income tax purposes for the six months ended March 31, 2026 and March 31, 2025. The effective tax rate for the six months periods ended March 31, 2026 and March 31, 2025 differ from the U.S. federal income tax rate of 21.0% primarily due to the full valuation allowance maintained against the Company’s deferred tax assets.

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the U.S. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. We have assessed its impact on our financial statements and OBBBA did not have a material impact on our financial statements.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2026 AND 2025

(Dollars in thousands, except number of shares and per-share amounts)

NOTE 12: Commitments and Contingencies

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

On June 2, 2025, a civil action was filed against the Company and certain of our officers in the Supreme Court of the State of New York, County of Kings (Index No. 517888/2025). The complaint asserts claims for breach of contract, breach of express and implied warranties, fraud, and joint venture liability. The plaintiff seeks damages in excess of $600,000, including compensatory and punitive damages. On September 26, 2025, we filed a motion to dismiss the case. On April 28, 2026, the parties entered into a joint stipulation adjourning oral argument on the motion to dismiss to July 15, 2026. We believe the claims are meritless and are vigorously defending the action. Based on the current stage of litigation and consultation with outside counsel, management has concluded that a loss is not probable.

On February 2, 2026, a putative securities class action lawsuit was filed against the Company and certain of its officers in the United States District Court for the District of Nevada, captioned Luiz Gonzalez Diez v. Richtech Robotics Inc., et al., No. 2:26-cv-00231 (D. Nev.). The complaint asserts claims for alleged violations of federal securities laws related to statements made in a press release issued by the Company on January 27, 2026. The plaintiff seeks to represent a class of persons and entities who purchased or otherwise acquired Richtech’s publicly traded securities during the period from January 27, 2026 through 12:00 PM EST on January 29, 2026 and seeks unspecified damages and other relief. The case is in its early procedural stage, and no lead plaintiff has been appointed to date. We dispute the allegations in the complaint and intend to defend the case vigorously. Based on the current status of the proceedings, management has concluded that a loss is not probable. Given the early stage of the litigation and the inherent uncertainty of class size, trading volume, and potential damages methodologies, management is unable to reasonably estimate the amount or range of any potential loss that could result from this matter.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2026 AND 2025

(Dollars in thousands, except number of shares and per-share amounts)

NOTE 12: Commitments and Contingencies (cont.)

Subsequent to the filing of the Diez securities class action complaint, three separate purported shareholder derivative complaints were filed based on substantially similar factual allegations (the “Derivative Actions”). The Derivative Actions name Richtech Robotics Inc. as a nominal defendant and name certain of the Company’s current officers and directors as additional defendants. The actions seek to recover, on behalf of the Company, unspecified damages, disgorgement, corporate governance reforms, and attorneys’ fees. All three Derivative Actions were filed in the United States District Court for the District of Nevada: Morly Gourdet v. Zhenwu Huang, et al., Case No. 2:26-cv-01048, filed April 2, 2026; Charvi Shah v. Wayne Huang, et al., Case No. 2:26-cv-01273, filed April 24, 2026; and Kenneth Dawson v. Zhenwu Huang, et al., Case No. 2:26-cv-01466, filed May 13, 2026. The Derivative Actions are in their early procedural stages, and no responsive pleadings have been filed. The Company believes the allegations in these actions are without merit and intends to defend the matters vigorously. Based on the current status of the proceedings, management has concluded that a loss is not probable. Because the Derivative Actions are based on substantially similar underlying facts as the related Diez securities class action, and both matters are in early procedural stages, management is unable to reasonably estimate the amount or range of any potential loss, if any, arising from these proceedings.

Lease

We lease office facilities and retail space under noncancelable operating lease agreements. Following the purchase of the new corporate headquarters in April 2025, the existing facilities at 4175 Cameron St, Las Vegas, Nevada, continue to be leased and are now utilized for dedicated Research and Development (“R&D”) laboratory space and overflow administrative support. We closed our second office space in Austin, Texas, in April 2024. The total operating lease liabilities primarily relate to the Cameron Street R&D facility, the Clouffee & Tea retail space (Town Square Las Vegas) and Bingo Street Coffee (San Francisco).

For the three and six months ended March 31, 2026, we recognized operating lease expense of approximately $ 95 and $ 198, respectively. Cash paid for amounts included in the measurement of operating lease liabilities was approximately $ 73 and $ 162 for the three and six months ended March 31, 2026, respectively. As of March 31, 2026, our operating lease liabilities were measured using a weighted average remaining lease term of approximately 2.6 years and a weighted average discount rate of approximately 4.5%.

The components of leases and lease costs are as follows (in thousands):

	As of	As of
	March 31,	September 30,
Operating leases	2026	2025
Operating lease right-of use assets	$786	$731
Operating lease liabilities, current portion	$381	$301
Operating lease liabilities, non-current portion	432	429
Total operating lease liabilities	$813	$730

Future minimum lease payments under these leases as of March 31, 2026, are approximately as follows:

Fiscal Year	Amount
2026	$203
2027	390
2028	122
2029	116
2030	32
Total future minimum lease payments	863
Less: present value adjustment	50
Total lease liabilities	$813

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2026 AND 2025

(Dollars in thousands, except number of shares and per-share amounts)

NOTE 13: Segment Information

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

NOTE 14: Subsequent Events

On April 1, 2026, we entered into a purchase and sale agreement with PSIF EBS Rainbow LLC to acquire a building of approximately 79,325 square feet located at 9530 S. Rainbow Blvd., Las Vegas, Nevada for a purchase price of $21,180, including a $600 earnest money deposit. The agreement provides for a 45-day inspection period during which we may terminate the agreement and receive a refund of the earnest money. Closing is expected to occur within 15 days after the inspection period, subject to customary closing conditions. The purchase was closed on May 29, 2026.

In January 2026, we launched a strategic transformation initiative referred to internally as “AI Across All” (“AAA”), under which we are transitioning our operations, software platforms, and technology infrastructure to an AI-native architecture. As part of this initiative, we undertook a comprehensive redevelopment and modernization of our existing software assets. We evaluated the impact of this transformation on the expected future economic benefits associated with certain software-related intangible assets. Based on the accelerated deployment of our next-generation AI-native systems, we determined that the remaining useful lives of certain existing software platforms have been significantly shortened. We completed the transition, redevelopment, and deployment of substantially all affected software platforms by June 30, 2026. Accordingly, we concluded that the remaining carrying value of such software-related intangible assets will no longer provide future economic benefit beyond June 30, 2026. As a result, we intend to fully amortize, write off, or otherwise recognize the remaining carrying value of these assets as research and development expense during the period ending June 30, 2026. We believe this accounting treatment appropriately reflects the successful completion of our transition to an AI-native technology platform and the replacement of legacy software assets with newly developed AI-enabled systems.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our Unaudited condensed consolidated financial statements and the related notes contained elsewhere in this Report and in our other filings with the SEC. The following discussion may contain predictions, estimates, and other forward-looking statements that involve a number of risks and uncertainties, including those discussed under “Risk Factors” in our 2025 Annual Report and elsewhere in this Report. These risks could cause our actual results to differ materially from any future performance suggested below.

Overview

We are a robotics company focused on the development of embodied AI systems for manufacturing, retail, hospitality, and other sectors. We develop proprietary hardware and software that employ the latest robotics and AI innovations. Our goal is to deploy robotics at scale in business operations across our target markets.

Recent Developments

On April 1, 2026, we entered into a purchase and sale agreement with PSIF EBS Rainbow LLC to acquire a building of approximately 79,325 square feet located at 9530 S. Rainbow Blvd., Las Vegas, Nevada for a purchase price of $21,180,000, including a $600,000 earnest money deposit. The agreement provides for a 45-day inspection period during which we may terminate the agreement and receive a refund of the earnest money. Closing is expected to occur within 15 days after the inspection period, subject to customary closing conditions. The purchase was closed on May 29, 2026.

In January 2026, we launched a strategic transformation initiative referred to internally as “AI Across All” (“AAA”), under which we are transitioning our operations, software platforms, and technology infrastructure to an AI-native architecture. As part of this initiative, we undertook a comprehensive redevelopment and modernization of our existing software assets. We evaluated the impact of this transformation on the expected future economic benefits associated with certain software-related intangible assets. Based on the accelerated deployment of our next-generation AI-native systems, we determined that the remaining useful lives of certain existing software platforms have been significantly shortened. We completed the transition, redevelopment, and deployment of substantially all affected software platforms by June 30, 2026. Accordingly, we concluded that the remaining carrying value of such software-related intangible assets will no longer provide future economic benefit beyond June 30, 2026. As a result, we intend to fully amortize, write off, or otherwise recognize the remaining carrying value of these assets as research and development expense during the period ending June 30, 2026. We believe this accounting treatment appropriately reflects the successful completion of our transition to an AI-native technology platform and the replacement of legacy software assets with newly developed AI-enabled systems.

Key Business Highlights for the Second Quarter of Fiscal Year 2026

Strategic and Operational Milestones

●	RaaS Contract Acceleration: Successfully expanded our Robots-as-a-Service (RaaS) footprint, demonstrating continued market adoption of our recurring revenue model. This growth validates our long-term strategy to shift away from one-time hardware sales toward a high-quality, predictable revenue base.

●	Continued Investment in Research and Development: During the second quarter of fiscal year 2026, we continued to invest in research and development focused on artificial intelligence, system autonomy, and intelligent human-machine interaction across our robotic platforms. As a member of the NVIDIA Connect program, we have continued to utilize NVIDIA-based AI computing platforms and robotics software frameworks to enhance real-time perception, decision-making, and on-device autonomy.

These efforts are intended to enhance product functionality and support scalable commercial deployment across multiple industry verticals.

●	Expansion of Hospitality Management Operations (AlphaMax): Advanced the strategic rollout of our proprietary hospitality concepts by commencing development of a new Clouffee and Tea location in the San Francisco Financial District. Site preparation and operational workflows are currently in progress, with the location scheduled to officially commence operations in the third quarter of fiscal year 2026.

Financial and Capital Milestones

●	Despite higher operating expenses from strategic investments, we achieved year-over-year improvement in net loss across both reporting periods. For the six months ended March 31, 2026, consolidated net loss narrowed to $10.4 million, a 65.1% reduction from $29.9 million in the prior-year period. This improvement was primarily driven by $6.7 million in investment income, compared to $0.7 million in the prior-year period, as well as a non-cash gain of $0.4 million from the change in fair value of warrant liabilities, compared to a non-cash loss of $21.8 million in the prior-year period. For the three months ended March 31, 2026, net loss attributable to the Company was $0.3 million, reflecting a 55% improvement from $0.6 million in the prior-year quarter. This near-breakeven result was largely propelled by $3.3 million in investment income. During both periods, we also recorded non-cash gains from the change in fair value of warrant liabilities, which are driven by fluctuations in our stock price and do not affect our operating cash flows. These results underscore our strengthened financial position, disciplined expense management, and the meaningful contribution of our investment portfolio, all of which position us well for continued progress toward sustainable profitability.

●	In January 2026, we successfully closed a private placement with an institutional investor, raising approximately $35.89 million in net proceeds by issuing 8,500,000 shares of our Class B common stock at $4.55 per share, which generated gross proceeds of approximately $38.68 million before deducting placement agent fees and offering-related expenses of $2.79 million. This capital raise reflects strong investor confidence in our strategic direction, strengthens our working capital position, and provides us with the necessary resources to advance our product development capabilities and scale robotic hardware inventory to meet growing customer demand. With this financing, we are well-positioned to execute on our growth initiatives and drive long-term shareholder value.

Factors and Trends Affecting Our Business and Results of Operations

The following trends and uncertainties either affected our financial performance historically or are likely to impact our results of operations in the future:

●	As our robotic products’ market potential is seen by others, more competitors could enter the market, which may lead to price competition and a decline in profit margins;

●	A recession could lead to a decline in customer demand in our robotic products and services;

●	Some of our foundational hardware components continue to be manufactured and assembled by engineering partners in East Asia, which presents structural exposure to international freight disruptions, geopolitical dynamics, and regional logistical bottlenecks;

●	We anticipate that our general and administrative expenses will trend upward as we continue to invest in organizational maturement. These expansionary costs will primarily represent enhanced compliance infrastructure, regulatory audit overhead, continuous internal control remediation (specifically surrounding accounting oversight under ASC 606 and ASC 842), and necessary adjustments to our director and officer (D&O) coverage;

●	Inflationary pressures are also a concern as it is difficult to make reliable projections for the cost of components. This means profit margins could be affected, and our pricing would need to be re-evaluated on a regular basis.

Results of Operations

Comparison of the six and three months ended March 31, 2026 and 2025

The following table summarizes our results of operations (in thousands) for the six and the three months ended March 31, 2026 and 2025, together with the dollar change in those items from period to period:

	Six months ended March 31,			Three months ended March 31,
	2026	2025	Change	2026	2025	Changes
Revenues	$2,572	$2,424	$148	$1,501	$1,167	$334
Cost of revenues	1,877	1,245	632	836	802	34
Gross profit	695	1,179	(484)	665	365	300

Operating expenses:
Research and development	2,194	804	1,390	1,063	320	743
Sales and marketing	3,409	615	2,794	348	370	(22)
General and administrative	12,497	8,771	3,726	4,288	4,757	(469)
Total operating expenses	18,100	10,190	7,910	5,699	5,447	252
Loss from operations	(17,405)	(9,011)	(8,394)	(5,034)	(5,082)	48
Non-operating income(expense):
Investment Income	6,737	720	6,017	3,336	387	2,949
Gain (loss) from change in fair value of warrant liability	375	(21,837)	22,212	1,556	4,128	(2,572)
Loss on disposition of subsidiary	(132)	-	(132)	(132)	-	(132)
Interest expenses, net	(4)	(9)	5	(2)	(5)	3
Total other expenses	6,976	(21,126)	28,102	4,758	4,510	248
Loss before income tax expense	(10,429)	(30,137)	19,708	(276)	(572)	296
Income tax benefit/(expense)	-	-	-	-	-	-
Net loss	(10,429)	(30,137)	19,708	(276)	(572)	296
Less: Net loss Attributable to Non-Controlling Interest	(8)	(38)	30	-	(17)	17
Net loss attributable to Richtech	$(10,421)	$(30,099)	$19,678	$(276)	$(555)	$279

Revenue

	Six months ended March 31,			Three months ended March 31,
	2026	2025	Change	2026	2025	Changes
Revenues
Product sales	$597	$1,413	$(816)	$317	$664	$(347)
Event services	889	424	465	507	292	215
RaaS	690	245	445	371	107	264
Others	396	342	54	306	104	202
Total revenues	$2,572	$2,424	$148	$1,501	$1,167	$334

For the six months ended March 31, 2026, net revenue increased by $0.1 million, or approximately 6.1%, to $2.6 million, compared to $2.4 million for the same period in 2025.

For the three months ended March 31, 2026, net revenue increased by $0.3 million, or approximately 28.6%, to $1.5 million, compared to $1.2 million for the same period in 2025.

The overall revenue growth reflects continued strong customer engagement, increased revenue from event rental services, the successful scaling of our Robots-as-a-Service (RaaS) model, and the ongoing expansion of Alphamax Management LLC, our wholly-owned subsidiary. Alphamax manages the complete operational workflow of our robot-operated restaurant locations, seamlessly blending our advanced AI robotics (such as the ADAM beverage system) into commercial foodservice environments. Rather than pursuing a broad multi-state rollout, Alphamax is currently focusing on an optimized, high-visibility geographic footprint; it currently operates one restaurant location in Georgia, maintains an operational storefront in Las Vegas, Nevada, and is in the process of opening an additional automated location in San Francisco, California. This targeted footprint establishes a steady, repeatable blueprint to scale our robotics solutions and capture predictable food and beverage revenue. These drivers collectively underscore the growing market acceptance of our offerings and our ability to capture increasing demand across our target markets. We remain confident in our revenue momentum as we continue to execute on our growth strategy.

Product Sales Revenue: Product revenue decreased for both periods, reflecting our strategic shift towards increased RaaS:

●	For the six months ended March 31, 2026, product revenue decreased by $0.8 million, or approximately 57.7%, to $0.6 million, compared to $1.4 million in 2025.

●	For the three months ended March 31, 2026, product revenue decreased by $0.347 million, or approximately 52.3%, to $0.317 million, compared to $0.664 million in 2025.

Event Services Revenue: Event Services revenue increased significantly, reflecting increased customer activity:

●	For the six months ended March 31, 2026, event services revenue increased by $0.5 million, or approximately 109.7%, to $0.9 million, compared to $0.4 million in 2025.

●	For the three months ended March 31, 2026, event services revenue increased by $0.2 million, or approximately 73.6%, to $0.5 million, compared to $0.3 million in 2025.

RaaS Revenue: RaaS revenue showed a notable increase over the six-month period, demonstrating the growing adoption of our RaaS model:

●	For the six months ended March 31, 2026, RaaS revenue increased by $0.445 million, or approximately 181.6%, to $0.690 million, compared to $0.245 million in 2025.

●	For the three months ended March 31, 2026, RaaS revenue increased by $0.3 million, or approximately 246.7%, to $0.4 million, compared to $0.1 million in 2025.

Cost of Revenue, net

Cost of revenue, net, increased for both the six and three months ended March 31, 2026:

For the six months ended March 31, 2026, cost of revenue, net, increased by $0.6 million, or approximately 50.8%, to $1.9 million, compared to $1.2 million for the same period in 2025.

For the three months ended March 31, 2026, cost of revenue, net, increased by less than $0.1 million, or approximately 4.2%, to $0.8 million, compared to $0.8 million for the same period in 2025.

This overall variance is driven by shifting dynamics across our core revenue channels:

●	Product Sales Cost: For the six months ended March 31, 2026, product cost of revenue decreased by $0.2 million, or 23.0%, to $0.6 million, matching our intentional scale-back of upfront hardware transactions.

●	Service and RaaS Cost Scaling: Conversely, expansion in our high-growth segments led to elevated fulfillment costs. Event services cost of revenue increased by $0.3 million for the six-month period, while RaaS cost of revenue scaled by $0.4 million. This reflects initial logistics, deployment footprint extensions, and asset depreciation associated with our expanding fleet under active lease.

Gross Profit

Gross profit experienced mixed trends for the six and three months ended March 31, 2026:

For the six months ended March 31, 2026, gross profit decreased by $0.5 million, or approximately 41.1%, to $0.7 million, compared to $1.2 million for the same period in 2025. Gross margin decreased to approximately 27.0% for the six months ended March 31, 2026, compared to approximately 48.6% for the same period in 2025.

For the three months ended March 31, 2026, gross profit increased by $0.3 million, or approximately 82.2%, to $0.7 million, compared to $0.4 million for the same period in 2025. Gross margin improved to approximately 44.3% for the three months ended March 31, 2026, compared to approximately 31.3% for the same period in 2025.

The decrease in gross profit for the six-month period primarily reflects our strategic investments in scaling operations and expanding our service capabilities, which resulted in higher cost of revenue as we continue to build the infrastructure necessary to support future growth.

The improvement for the three-month period was primarily driven by higher revenue volumes across our three business lines, including Event Services, RaaS, and Others. Meanwhile, the improvement in gross margin was mainly attributable to the growing revenue contribution from our Others category, which carries a higher margin profile.

Research and development expenses

Research and development expenses increased for both the six months and three months ended March 31, 2026:

For the six months ended March 31, 2026, research and development expenses increased by $1.4 million, or approximately 172.9%, to $2.2 million, compared to $0.8 million for the same period in 2025.

For the three months ended March 31, 2026, research and development expenses increased by $0.7 million, or approximately 232.2%, to $1.1 million, compared to $0.3 million for the same period in 2025.

These increases reflect our continued commitment to advancing our product roadmap and strengthening our competitive position through strategic investments in product development, engineering capabilities, and technology initiatives. We believe these investments are critical to driving long-term growth and delivering innovative solutions to our customers, and we remain focused on scaling our R&D efforts to capitalize on market opportunities.

Sales and Marketing Expenses

Sales and marketing expenses showed mixed trends for the six and three months ended March 31, 2026:

For the six months ended March 31, 2026, sales and marketing expenses increased by $2.8 million, or approximately 454.3%, to $3.4 million, compared to $0.6 million for the same period in 2025. The increase was primarily attributable to two factors: (i) higher non-cash stock-based compensation expense, which included a significant one-time equity incentive award granted to employees and management within our sales and marketing organization during the first quarter of fiscal 2026, and (ii) increased spending on industry trade shows and events to promote our sales and enhance brand visibility. The equity award was designed to recognize performance achievements and support key talent retention within the commercial team. As stock-based compensation is a non-cash item, this component of the increase did not impact our operating cash flows for the six-month period. Excluding the impact of the one-time equity award and the incremental trade show and event-related investments, the remaining increase in sales and marketing expenses for the six-month period was largely in line with our normal operating cost structure, reflecting disciplined spending across other expense categories. The one-time equity award was recorded entirely in the first quarter and did not recur in the second quarter; accordingly, it affected the year-to-date comparison but not the three-month comparative period discussed below.

For the three months ended March 31, 2026, sales and marketing expenses decreased by $22 thousand, or approximately 5.9%, to $348 thousand, compared to $370 thousand for the same period in 2025. The slight decrease reflects our ongoing cost discipline and expense management efforts, which largely offset routine inflationary pressures. Recurring stock-based compensation expense remained relatively flat compared to the prior-year period, as the one-time equity incentive award recognized in the first quarter of fiscal 2026 was not present in the current quarter. Overall, sales and marketing expenses for the three-month period were broadly in line with the prior-year comparable period, reflecting our continued focus on optimizing go-to-market spend while maintaining investment in strategic growth initiatives.

We are continuously evaluating the effectiveness of our sales and marketing investments to ensure they align with our strategic objectives and drive sustainable revenue growth.

General and Administrative Expenses

General and administrative expenses increased for the six months ended March 31, 2026, but decreased for the three months ended March 31, 2026.

For the six months ended March 31, 2026, general and administrative expenses increased by $3.7 million, or approximately 42.5%, to $12.5 million, compared to $8.8 million for the same period in 2025. The increase was primarily attributable to higher non-cash stock-based compensation expense, which included a significant one-time equity incentive award granted to employees and management during the first quarter of fiscal year 2026. This award was designed to recognize performance achievements and support key talent retention. General and administrative expenses for the six months ended March 31, 2026 also included an approximately $0.9 million provision for expected credit losses, primarily associated with a limited number of past-due customer receivables. As both stock-based compensation and provision for expected credit losses are non-cash items, these increases did not impact our operating cash flows for the six-month period. Excluding these impacts, the remaining increase in G&A for the six-month period was largely in line with our normal operating cost structure, reflecting disciplined spending across other expense categories. This one-time award was recorded entirely in the first quarter and did not recur in the second quarter; accordingly, it affected the year-to-date comparison but not the three-month comparative period discussed below.

For the three months ended March 31, 2026, general and administrative expenses decreased by $0.5 million, or approximately 9.9%, to $4.3 million, compared to $4.8 million for the same period in 2025. The decrease was primarily attributable to our continued cost discipline and effective expense management across the organization. We achieved meaningful reductions in personnel-related costs as part of our ongoing efficiency initiatives. Recurring stock-based compensation expense remained relatively flat compared to the prior-year period, as the one-time equity incentive award recognized in the first quarter of fiscal 2026 was not present in the current quarter. The decrease in SG&A reflects our commitment to aligning operating expenses with current business priorities while maintaining investment in key growth areas.

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

Investment Income

Investment income increased substantially for both the six and three months ended March 31, 2026.

For the six months ended March 31, 2026, investment income increased by $6.0 million to $6.7 million, compared to $0.7 million for the same period in 2025.

For the three months ended March 31, 2026, investment income increased by $2.9 million to $3.3 million, compared to $0.4 million for the same period in 2025.

These increases are primarily attributable to higher average invested cash balances and higher interest rates on our cash balances.

Gain (Loss) from Change in Fair Value of Warrant Liabilities

For the six months ended March 31, 2026, we recognized a gain of $0.4 million from the change in fair value of warrant liabilities, compared to a loss of $21.8 million in the same period of the prior year. The favorable variance of $22.2 million was primarily driven by a decrease in the fair value of the underlying warrants during the current period. The change in fair value is a non-cash item and does not impact our operating cash flows.

For the three months ended March 31, 2026, we recognized a gain of $1.6 million from the change in fair value of warrant liabilities, compared to a gain of $4.1 million in the same period of the prior year. The unfavorable variance of $2.5 million was primarily attributable to changes in the Company’s stock price. This non-cash gain did not affect our operating cash flows for the period.

Liquidity and Capital Resources

Our primary sources of liquidity are cash and cash equivalents and short-term investments, which consist of cash on hand and highly liquid short-term investments. As of March 31, 2026, our cash and cash equivalents and short-term investments totaled $362.6 million, representing an increase of $110.6 million from $251.9 million at September 30, 2025. This increase was primarily driven by net proceeds of $105.0 million received from the issuance of new shares. These proceeds significantly strengthened our balance sheet and enhanced our financial flexibility to invest in growth initiatives, including expanding our research and development team and purchasing property and equipment to support our growing operations. The increase was partially offset by cash used in operating activities, primarily attributable to our net loss and investments in working capital.

	Six months ended
	March 31,
	2026	2025	Change
Net Cash provided by (used in):
Operating activities	$(2,027)	$(4,937)	$2,910
Investing activities	(45,928)	(15,335)	(30,593)
Financing Activities	113,030	16,832	96,198
Net increase (decrease) in cash	$65,075	$(3,440)	$68,515

Operating Activities

Net cash used in operating activities was $2.0 million for the six months ended March 31, 2026, compared to $4.9 million for the same period in 2025. The $2.9 million improvement in operating cash flow was primarily attributable to a significantly reduced net loss of $10.4 million in the current period, compared to a net loss of $30.1 million in the prior-year period, partially offset by changes in working capital.

Non-cash adjustments to reconcile net loss to net cash used in operating activities for the current period mainly included stock-based compensation of $8.6 million, allowance for credit loss of $0.9 million, depreciation and amortization of $0.8 million, a $0.1 million loss on disposition of a subsidiary, and a $0.4 million gain from the change in fair value of warrant liabilities, compared to a $21.8 million loss in the prior-year period. These adjustments positively contributed to the year-over-year improvement in operating cash flow.

Changes in net operating assets and liabilities resulted in a net outflow of approximately $1.7 million for the current period, primarily driven by an increase in inventory of $0.9 million and a decrease in accrued expenses and other payables of $1.1 million, partially offset by a decrease in gross accounts receivable of $0.1 million and other changes in operating assets and liabilities. In the prior-year period, changes in net operating assets and liabilities resulted in a net outflow of approximately $0.3 million, primarily due to increases in accounts receivable and increase in operating lease right-of-use asset, partially offset by an increase in accounts payable and lease liabilities.

Investing Activities

Net cash used in investing activities was $45.9 million for the six months ended March 31, 2026, compared to $15.3 million for the same period in 2025. The $30.6 million unfavorable variance was primarily driven by $67.0 million in purchases of short-term investments, partially offset by $21.3 million in proceeds from maturities and sales of short-term investment. In the prior-year period, cash used in investing activities was primarily attributable to $14.8 million in purchases of short-term investments and $0.4 million in purchase of equipment.

Financing Activities

Net cash provided by financing activities totaled $113.0 million for the six months ended March 31, 2026, compared to $16.8 million for the same period in 2025. The increase was primarily due to $110.3 million in proceeds from the issuance of ordinary shares and $9.8 million in proceeds from warrant exercises, partially offset by $1.7 million of payments of settlement of employee tax liabilities in connection with treasury stock transaction. Overall, these activities reflect our successful capital raising activities during the period. In the prior-year period, cash provided by financing activities primarily consisted of $18.0 million in proceeds from the issuance of ordinary shares.

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

Critical Accounting Policies and Estimates

The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”). The preparation of the consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, costs and expenses, and related disclosures. We base our estimates on historical experience, as appropriate, and on various other assumptions that we believe to be reasonable under the circumstances. Changes in the accounting estimates are reasonably likely to occur from period to period. Accordingly, actual results could differ significantly from the estimates made by our management. We evaluate our estimates and assumptions on an ongoing basis. To the extent that there are material differences between these estimates and actual results, our future financial statement presentation, financial condition, results of operations, and cash flows may be affected.

In particular, the fair value of warrant liabilities is determined using the Black-Scholes option pricing model, which requires significant assumptions, including expected volatility, expected term, risk-free interest rate, and dividend yield. The expected volatility is based on the historical volatility of our common stock, and the expected term is estimated based on the remaining contractual term of the warrants. Changes in these assumptions could result in significant fluctuations in the fair value of warrant liabilities, which could have a material impact on our financial statements.

We have assessed the impact of these estimates and are not aware of any specific events or circumstances that required an update to our estimates and assumptions, or materially affected the carrying value of our assets or liabilities, as of the date of issuance of this Quarterly Report on Form 10-Q. These estimates may change as new events occur and additional information is obtained. Actual results could differ materially from these estimates under different assumptions or conditions.

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

Item 4. Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer, and Chief Financial Officer (our “Certifying Officers”), evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of March 31, 2026.

In our Annual Report on Form 10-K/A for the fiscal year ended September 30, 2025 (“2025 Annual Report”), management concluded that our disclosure controls and procedures were not effective due to a material weakness in internal control over financial reporting. This material weakness related to the design and operation of controls over the identification, evaluation, and accounting for complex and non-routine transactions, including equity-linked financial instruments and derivative accounting, as well as certain controls over financial statement account classification and disclosures, and the controls over the application of U.S. GAAP to specific transactions and account balances.

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

(b) Changes in Internal Control over Financial Reporting

During the fiscal quarter ended March 31, 2026, we continued implementing remediation measures to address the material weakness previously identified in our 2025 Annual Report. These remediation measures include enhancing technical accounting resources and review procedures; strengthening controls over the evaluation and accounting for complex and non-routine transactions, including equity-linked financial instruments, derivative accounting matters, and significant estimates and judgments; improving documentation standards; implementing additional review and approval controls over financial reporting and account classifications; and providing additional training to personnel responsible for the preparation and review of financial information.

While these remediation efforts are ongoing, the material weakness cannot be considered remediated until the applicable controls have operated for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

Other than the continued implementation of the remediation activities described above, there were no changes in our internal control over financial reporting during the six months ended March 31, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Changes in Internal Control over Financial Reporting

Other than as disclosed above, there were no changes in the Company’s internal control over financial reporting during the three months ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

On June 2, 2025, a civil action was filed against the Company and certain of our officers in the Supreme Court of the State of New York, County of Kings (Index No. 517888/2025). The complaint asserts claims for breach of contract, breach of express and implied warranties, fraud, and joint venture liability. The plaintiff seeks damages in excess of $600,000, including compensatory and punitive damages. On September 26, 2025, we filed a motion to dismiss the case. On April 28, 2026, the parties entered into a joint stipulation adjourning oral argument on the motion to dismiss to July 15, 2026. We believe the claims are meritless and are vigorously defending the action. Based on the current stage of litigation and consultation with outside counsel, management has concluded that a loss is not probable.

On February 2, 2026, a putative securities class action lawsuit was filed against the Company and certain of its officers in the United States District Court for the District of Nevada, captioned Luiz Gonzalez Diez v. Richtech Robotics Inc., et al., No. 2:26-cv-00231 (D. Nev.). The complaint asserts claims for alleged violations of federal securities laws related to statements made in a press release issued by the Company on January 27, 2026. The plaintiff seeks to represent a class of persons and entities who purchased or otherwise acquired Richtech’s publicly traded securities during the period from January 27, 2026 through 12:00 PM EST on January 29, 2026 and seeks unspecified damages and other relief. On May 5, 2026, the Court entered an order appointing Charles Talisman and Hudson Mac Cayman as co-lead plaintiffs, approving lead plaintiffs’ selection of lead counsel, and recaptioning the case as In re Richtech Robotics Inc. Securities Litigation. Lead plaintiffs’ amended complaint is presently due to be filed on or before September 11, 2026. We dispute the allegations in the complaint and intend to defend the case vigorously. The case is at an early stage and we cannot reasonably estimate the amount of any potential financial loss or cost that could result from the lawsuit.

Subsequent to the filing of the Diez securities class action complaint, three separate putative shareholder derivative lawsuits were filed purportedly on behalf of the Company, as nominal defendant, against certain of the Company’s officers and directors, in the United States District Court for the District of Nevada, captioned as: Morly Gourdet v. Zhenwu Huang, et al., Case No. 2:26-cv-01048, filed April 2, 2026; Charvi Shah v. Wayne Huang, et al., Case No. 2:26-cv-01273, filed April 24, 2026; and Kenneth Dawson v. Zhenwu Huang, et al., Case No. 2:26-cv-01466, filed May 13, 2026 (collectively, the “Derivative Actions”). The Derivative Actions are based on substantially similar factual allegations as the Diez securities class action complaint and assert claims, among others, for breach of fiduciary duties and/or contribution. The Derivative Actions seek to recover, on behalf of the Company, unspecified damages, corporate governance reforms, costs, attorneys’ fees, and expenses. On July 15, 2026, the parties filed a stipulation to consolidate the Derivative Actions, which is pending. The Derivative Actions are in their early procedural stages, and no responsive pleadings have been filed. The director and officer defendants deny all allegations of liability and intend to defend the Derivative Actions vigorously. Given the preliminary stage of the Derivative Actions and the inherent uncertainties of litigation, we cannot determine with certainty the outcome of these cases at this time.

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

Other Information

On April 3, 2026, our joint venture company, Boyu Artificial Intelligence (Beijing) Co., Ltd. (“Boyu”), was deregistered without having commenced operations. No sales were made under the Product Sales and Technical Services Agreement, dated as of June 24, 2025, by and between Boyu and Beijing Kaiwu Tongchuang Technology Development Co., Ltd. Additionally, the parties to the Strategic Cooperation Agreement among the Company, Boyu, and Beijing City of Design Development Co., Ltd., are no longer pursuing the initiatives under that agreement.

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