Form 10-Q
period 2026-06-30
RICHTECH ROBOTICS INC.
filed 2026-08-19
CIK 1963685

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

As of August 19, 2026, there were 39,934,846 shares of our Class A common stock and 185,167,097 shares of our Class B common stock issued and outstanding.

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

ii

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements

RICHTECH ROBOTICS INC.

Unaudited Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

	As of June 30,	As of September 30,
	2026	2025
ASSETS
Current assets:
Cash and cash equivalents	$301,962	$185,574
Short-term investments	37,633	66,363
Accounts receivable, net	922	1,780
Inventory	2,715	1,124
Prepaid expenses and other current assets	1,552	429
Total current assets	344,784	255,270
Property and equipment, net	27,181	5,794
Notes receivable	-	523
Operating lease right-of-use-assets	615	731
Intangible assets, net	371	10,715
Other assets, non-current	443	640
Total assets	$373,394	$273,673
LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$348	$397
Deferred revenue	388	248
Accrued expenses and other payables	157	1,376
Tax payables	79	55
Operating lease liabilities, current	310	301
Warrant liabilities	2,401	19,285
Total current liabilities	3,683	21,662
Long-term payables	102	118
Operating lease liabilities, non-current	319	429
Total liabilities	4,104	22,209
Commitments and contingencies (Notes 11)

Mezzanine equity	249	634

Stockholders’ equity:
Class A common stock, $0.0001 par, 100,000,000 shares authorized as of June 30, 2026 and September 30, 2025; 39,934,846 shares issued and outstanding as of June 30, 2026 and September 30, 2025.	$4	$4
Class B common stock, $0.0001 par, 1,000,000,000 and 200,000,000 shares authorized as of June 30, 2026 and September 30, 2025, respectively; 184,451,609 shares and 154,656,592 shares issued and outstanding as of June 30, 2026 and September 30, 2025, respectively.	19	16
Additional Paid-in Capital	441,191	300,701
Accumulated other comprehensive income	239	393
Accumulated deficit	(70,643)	(50,241)
Treasury stock, at cost; 396,724 and nil shares, as of June 30, 2026 and September 30, 2025, respectively	(1,769)	-
Total controlling stockholders’ equity	369,041	250,873
Non-controlling interests	-	(43)
Total stockholders’ equity	369,041	250,830
Total liabilities, mezzanine equity and stockholders’ equity	$373,394	$273,673

See accompanying Notes to Unaudited Consolidated Financial Statements

RICHTECH ROBOTICS INC.

Unaudited Condensed Consolidated Statements of Operations

(In thousands, except share and per share data)

	For the Nine months ended		For the Three months ended
	June 30,		June 30,
	2026	2025	2026	2025
Revenues, net	3,945	3,601	1,373	1,177
Cost of revenues	2,448	1,991	571	746
Gross profit	1,497	1,610	802	431

Operating expenses:
Research and development	3,144	1,337	950	533
Sales and marketing	4,011	903	602	288
General and administrative	15,546	10,180	3,049	1,409
Impairment of long-lived assets	9,468	-	9,468	-
Total operating expenses	32,169	12,420	14,069	2,230
Loss from operations	(30,672)	(10,810)	(13,267)	(1,799)
Non-operating income(expense):
Investment Income	9,848	1,143	3,111	423
Gain (loss) from change in fair value of warrant liability	552	(22,123)	177	(286)
Loss on disposition of subsidiary	(132)	-		-
Interest expense, net	(6)	(28)	(2)	(19)
Total other income (expense)	10,262	(21,008)	3,286	118
Loss before income tax expense	(20,410)	(31,818)	(9,981)	(1,681)
Income tax benefit/(expense)	-	(9)	-	(9)
Net loss	(20,410)	(31,827)	(9,981)	(1,690)
Less: Net loss Attributable to Non-Controlling Interest	(8)	(78)	-	(40)
Net loss attributable to Richtech	(20,402)	(31,749)	(9,981)	(1,650)
Basic and diluted net loss per share of Richtech	$(0.09)	(0.29)	$(0.04)	(0.01)
Weighted average shares used to compute basic and diluted net loss per share	217,342,358	110,225,078	224,320,751	119,585,747

See accompanying Notes to Unaudited Consolidated Financial Statements

RICHTECH ROBOTICS INC.

Unaudited Condensed Consolidated Statements of Comprehensive Loss

(In thousands, except share and per share data)

	For the Nine months ended		For the Three months ended
	June 30,		June 30,
	2026	2025	2026	2025
Net loss	$(20,410)	$(31,827)	$(9,981)	$(1,690)
Other comprehensive loss:
Unrealized net gain (loss) on investments, net of tax	(154)	-	67	-
Comprehensive loss	$(20,564)	$(31,827)	$(9,914)	$(1,690)

See accompanying Notes to Unaudited Consolidated Financial Statements

Richtech Robotics Inc.

Unaudited Condensed Consolidated Statements of Stockholders’ Equity

For the nine months ended June 30, 2026 and 2025

(In thousands except share data)

	Common stock						Additional	Accumulated Other			Total
	Class A		Class B		Treasury stock		Paid-in	Comprehensive	Accumulated		Shareholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income	Deficit	NCI	Equity
Balance at September 30, 2025	39,934,846	$4	154,656,592	$16	-	$-	$300,701	$393	$(50,241)	$(43)	$250,830
Issuance of shares upon exercise of warrants for cash	-	-	4,485,946	-	-	-	26,530	-	-	-	26,530
Stock-based compensation	-	-	1,190,173	-	-	-	7,077	-	-	-	7,077
Shares issued for services	-	-	462,213	-	-	-	1,929	-	-	-	1,929
Repurchase of shares to settle employee tax liability	-	-	-	-	396,724	(1,769)	-	-	-	-	(1,769)
Issuance of new shares for cash, net of issuance cost	-	-	23,656,685	3	-	-	104,954	-	-	-	104,957
Net Loss attributable to NCI	-	-	-	-	-	-	-	-	-	(8)	(8)
Disposal of subsidiary	-	-	-	-	-	-	-	-	(132)	47	(85)
Capital Contribution from NCI	-	-	-	-	-	-	-	-	-	4	4
Unrealized gain or (loss) on available-for-sale investments	-	-	-	-	-	-	-	(154)	-	-	(154)
Net loss	-	-	-	-	-	-	-	-	(20,270)	-	(20,270)
Balance at June 30, 2026	39,934,846	$4	184,451,609	$19	396,724	$(1,769)	$441,191	$239	$(70,643)	$-	$369,041

	Common stock				Additional			Total
	Class A		Class B		Paid-in	Accumulated		Shareholders’
	Shares	Amount	Shares	Amount	Capital	deficit	NCI	equity
Balance at September 30, 2024	39,934,846	$4	53,795,254	$6	$35,044	$(1,168)	$-	$33,886
Issuance of common shares for intangible asset acquisition	-	-	5,788,849		3,701	-	-	3,701
Issuance of shares upon exercise of warrants for cash	-	-	12,488,075	1	38,514	-	-	38,515
Stock based compensation	-	-	939,672	-	905	-	-	905
Shares issued for services	-	-	1,743,095	-	2,524	-	-	2,524
Issuance of new shares for cash	-	-	23,682,395	2	48,646	-	-	48,648
Capital contribution to controlled subsidiary	-	-	-	-	105	-	(78)	27
Net loss	-	-	-	-	-	(31,749)	-	(31,749)
Balance at June 30, 2025	39,934,846	$4	98,437,340	$9	$129,439	$(32,917)	$(78)	$96,457

See accompanying Notes to Unaudited Consolidated Financial Statements

Richtech Robotics Inc.

Unaudited Condensed Consolidated Statements of Stockholders’ Equity

For the three months ended June 30, 2026 and 2025

(in thousands, except per share data)

	Common stock*						Additional	Accumulated Other		Total
	Class A		Class B		Treasury stock		Paid-in	Comprehensive	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Equity
Balance at March 31, 2026	39,934,846	$4	184,274,146	$19	383,060	$(1,733)	$440,769	$172	$(60,662)	$378,569
Stock-based compensation	-	-	40,993	-	-	-	146	-	-	146
Shares issued for services	-	-	136,470	-	-	-	276	-	-	276
Repurchase of shares to settle employee tax liability	-	-	-	-	13,664	(36)	-	-	-	(36)
Unrealized gain or (loss) on available-for-sale investments	-	-	-	-	-	-	-	67	-	67
Net loss	-	-	-	-	-	-	-	-	(9,981)	(9,981)
Balance at June 30, 2026	39,934,846	$4	184,451,609	$19	396,724	$(1,769)	$441,191	$239	$(70,643)	$369,041

	Common stock				Additional			Total
	Class A		Class B		Paid-in	Accumulated		Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	NCI	Equity
Balance at March 31, 2025	39,934,846	$4	74,592,918	$7	$80,401	$(31,267)	$(38)	$49,107
Shares issued for services	-	-	80,000	-	140	-	-	140
Stock-based compensation	-	-	82,027	-	212	-	-	212
Issuance of new shares for cash	-	-	23,682,395	2	48,646	-	-	48,648
Capital contribution to controlled subsidiary	-	-	-	-	40	-	(40)	-
Net loss	-	-	-	-	-	(1,650)	-	(1,650)
Balance at June 30, 2025	39,934,846	$4	98,437,340	$9	$129,439	$(32,917)	$(78)	$96,457

See accompanying Notes to Unaudited Consolidated Financial Statements

RICHTECH ROBOTICS, INC.

Unaudited Condensed Consolidated Statements of Cash Flows

For the nine months ended June 30, 2026 and 2025

(In thousands)

	2026	2025
Cash flows from operating Activities:
Net loss	$(20,410)	$(31,827)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,228	941
Impairment of long-lived assets	9,468
Allowance for credit loss	886	(111)
Allowance for inventory obsolescence and slow-moving inventory	41	-
Loss on disposition of subsidiary	132	-
Change in fair value of warrant liability	(552)	22,123
Liability instrument issuance costs	-	189
Stock based compensation	9,006	3,429
Change in operating assets and liabilities:
Accounts receivable	(28)	(224)
Inventory	(1,118)	(3)
Prepaid expenses and other current assets	(1,126)	(133)
Right-of-use asset	116	(289)
Other noncurrent assets	(13)	-
Accounts payable	(43)	187
Deferred revenue	140	-
Tax payable	24	35
Accrued expenses and other payables	(1,219)	(15)
Operating lease liabilities	(100)	289
Net cash used in operating activities	(3,568)	(5,409)

Cash flows from investing activities:
Purchase of property and equipment	(21,749)	(4,839)
Purchase of intangible assets	(30)	(84)
Purchase of short-term investments	(68,273)	(36,676)
Net cash effect of deconsolidation of subsidiary	(3)	-
Proceeds from sale of long-term investments	193	-
Purchase of long-term investments	(18)	(142)
Proceeds from maturities and sales of short-term investments	96,848	-
Net cash provided by (used in) investing activities	6,968	(41,741)

Cash flows from financing activities:
Payment of loans received from third parties	(16)	(53)
Loans received from third parties	-	22
Payments of tax withholdings for restricted stock awards	(1,769)	-
Contributions from Non-controlling Interests	4	-
Proceeds from warrants exercise	9,812	18,038
Payment of issuance cost of ordinary shares	(5,344)	(1,180)
Proceeds from issuance of ordinary shares	110,301	48,650
Net cash provided by financing activities	112,988	65,477

Net change in cash and cash equivalents	116,388	18,327
Cash and cash equivalents at beginning of the period	$185,574	$14,566
Cash and cash equivalents at end of the period	$301,962	$32,893

Supplemental noncash disclosures:
Intangible assets acquired in exchange for common shares	$-	$3,701
Reduction of ROU asset from partial termination	97	-
Reduction of lease liability from partial termination	104	-
Transfer of notes receivable in settlement for inventory purchases	523	-
Reclassification of warrant from mezzanine equity to permanent equity upon exercise	385	-

See accompanying Notes to Unaudited Consolidated Financial Statements.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2026 AND 2025

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

The unaudited condensed consolidated results of operations for the three and nine months ended June 30, 2026, are not necessarily indicative of the consolidated results to be expected for the year ending September 30, 2026, or for any other interim period or for any other future periods. The accompanying unaudited condensed consolidated financial statements and related unaudited condensed consolidated financial information should be read in conjunction with the Company’s audited consolidated financial statements and related notes thereto as of and for the year ended September 30, 2025, included in the Company’s Annual Report on Form 10-K/A.

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

FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2026 AND 2025

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

FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2026 AND 2025

(Dollars in thousands, except number of shares and per-share amounts)

NOTE 2: Summary of Significant Accounting Policies (cont.)

Impairment of Long-lived Assets

We evaluate our long-lived assets, including property and equipment and finite-lived intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable in accordance with ASC 360, Property, Plant, and Equipment. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset or asset group to the estimated future undiscounted cash flows expected to be generated by such asset or asset group. If the carrying amount of an asset or asset group exceeds its estimated future undiscounted cash flows, an impairment loss is recognized for the amount by which the carrying amount exceeds the fair value of the asset or asset group. Fair value is generally determined using discounted cash flow analyses, market comparable data, or other valuation techniques, as appropriate. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less costs to sell. We review the remaining useful lives of its long-lived assets on a periodic basis and revises such lives, if appropriate, based on changes in circumstances or business plans that indicate a shorter or longer useful life is warranted.

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

FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2026 AND 2025

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

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2026 AND 2025

(Dollars in thousands, except number of shares and per-share amounts)

NOTE 2: Summary of Significant Accounting Policies (cont.)

Determination of Performance Obligation

We identify performance obligations by evaluating whether the promised goods or services are distinct. A promised good or service is accounted for separately only if the customer can benefit from the good or service either on its own or together with other readily available resources and the promise is separately identifiable from other promises in the contract. For contracts that include the sale of robotic hardware and related installation services, we have concluded that the robotic system and installation services generally represent a single performance obligation when installation is not distinct in the context of the contract or is immaterial in the context of the contract. We recognize revenue for such arrangements at the point in time when control of the robotic system transfers to the customer, which generally occurs upon completion of installation, when the customer has physical possession of the robotic system, can direct its use, receive the significant risks and rewards of ownership, and have an obligation to pay. When product sales include software or service subscription components, we evaluate whether those components are separate performance obligations under ASC 606. If the software or service subscription is determined to be distinct and material in the context of the contract, the Company allocates the transaction price to each performance obligation based on relative standalone selling prices and recognizes revenue when, or as, each performance obligation is satisfied. As of June 30, 2026, revenue from contracts that include a software subscription component was immaterial to the consolidated financial statements, as the Company is in the early stages of offering this bundled solution.

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

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2026 AND 2025

(Dollars in thousands, except number of shares and per-share amounts)

NOTE 2: Summary of Significant Accounting Policies (cont.)

As of June 30, 2026, we had no deferred revenue related to event service contracts classified as operating leases under ASC 842. As of September 30, 2025, the deferred revenue balance related to event services was $47. This balance represents advance lease payments received from customers for which the related lease income has not yet been recognized.

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

As of June 30, 2026, we had $2 of deferred revenue related to RaaS contracts classified as operating leases under ASC 842. This balance represents advance lease payments received from customers for which the related lease income has not yet been recognized. As of September 30, 2025, the deferred revenue balance related to RaaS contracts was nil.

As of June 30, 2026, we expect to receive $2,142 of future lease payments under non-cancelable RaaS contracts classified as operating leases under ASC 842. Of this amount, $1,205 is expected to be collected within the next 12 months, $714 is expected to be collected between 13 and 24 months, and the remaining $223 is expected to be collected beyond 24 months.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2026 AND 2025

(Dollars in thousands, except number of shares and per-share amounts)

NOTE 2: Summary of Significant Accounting Policies (cont.)

Remaining Performance Obligations

Remaining performance obligations represent the aggregate amount of the transaction price allocated to unsatisfied or partially unsatisfied performance obligations as of the balance sheet date. As of June 30, 2026, the Company did not have material remaining performance obligations related to contracts accounted for under ASC 606.

Contract assets and contract liabilities

We maintain contract-related balance sheet accounts under ASC 606, Revenue from Contracts with Customers, which primarily arise from product sales contracts.

Contract Assets (Unbilled Receivables) represent revenue recognized for performance obligations satisfied but not yet billed as of the balance sheet date. Contract assets are reclassified to accounts receivable when the right to payment becomes unconditional. As of June 30, 2026 and September 30, 2025, we had no contract assets.

Contract Liabilities (Deferred Revenue) consist of payments received from customers in advance of performance. These liabilities relate primarily to advance payments and are recognized as revenue as the related services are provided over the contract term. As of June 30, 2026 and September 30, 2025, the balance of contract liabilities was $388 and $201, respectively. Revenue recognized during the nine months and three months ended June 30, 2026 that was included in the contract liability balance at September 30, 2025 was $108 and $19, respectively.

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

Disaggregation of Revenue

We disaggregate revenue into revenue from contracts with customers (ASC 606) and lease revenue (ASC 842). The following table presents revenue by source:

	For the Nine months ended		For the Three months ended
	June 30,		June 30,
	2026	2025	2026	2025
Revenue recognized under ASC 606	$1,345	$2,083	$352	$328
Revenue recognized under ASC 842	2,600	1,518	1,021	849
Total revenue recognized	$3,945	$3,601	$1,373	$1,177

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2026 AND 2025

(Dollars in thousands, except number of shares and per-share amounts)

NOTE 2: Summary of Significant Accounting Policies (cont.)

The following summarizes the revenue we recognized by revenue stream:

	For the Nine months ended		For the Three months ended
	June 30,		June 30,
	2026	2025	2026	2025
Revenues
Product sales	$861	$1,569	$264	$156
Event services	1,516	1,143	627	719
RaaS	1,084	375	394	130
Others	484	514	88	172
Total revenues	$3,945	$3,601	$1,373	$1,177

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

FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2026 AND 2025

(Dollars in thousands, except number of shares and per-share amounts)

NOTE 2: Summary of Significant Accounting Policies (cont.)

Concentrations of Risk

Concentration of Revenue

For the three and nine months ended June 30, 2026 and 2025, no single customer accounted for 10% or more of total revenue. We operate in a single reportable segment, and all of our revenue is derived from this segment. Refer to Note 13—Segment Information for further details.

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

Recent Accounting Pronouncements

Adopted

Tax Legislation – One Big Beautiful Bill Act

In July 2025, the One Big Beautiful Bill Act (OBBBA) was enacted, modifying provisions related to research and experimental expenditures, bonus depreciation, and business interest expense deductibility. The Company assessed the impact of these changes for the three and nine months ended June 30, 2026. Given the Company’s historical losses, current period pretax loss, and full valuation allowance on deferred tax assets, the new legislation had no material effect on its income tax provision, deferred tax balances, or effective tax rate. The Company will continue to monitor future guidance and its ability to realize deferred tax assets.

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

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2026 AND 2025

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

FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2026 AND 2025

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

	June 30, 2026				September 30, 2025
	Fair Value	Level I	Level II	Level III	Fair Value	Level I	Level II	Level III
U.S. government securities	$32,457	$32,457	$-	$-	$18,391	$18,391	$-	$-
Certificates of deposit	5,176	-	5,176	-	47,972	-	47,972	-
Money market funds	6,681	6,681	-	-	45,532	45,532	-	-
Liability-classified Warrants	2,401	-	-	2,401	19,285	-	-	19,285
Total	$46,715	$39,138	$5,176	$2,401	$131,180	$63,923	$47,972	$19,285

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

FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2026 AND 2025

(Dollars in thousands, except number of shares and per-share amounts)

Note 3: Fair Value of Financial Instruments (cont.)

Our cash, cash equivalents and investments classified by security type as of June 30, 2026 and September 30, 2025 consisted of the following:

	June 30, 2026
		Gross	Gross		Cash and
	Adjusted	Unrealized	Unrealized		Cash	Short-Term
	Cost	Gains	Losses	Fair Value	equivalents	Investments
Cash	$295,281	$-	$-	$295,281	$295,281	$-
U.S. government securities	32,218	239	-	32,457	-	32,457
Certificates of deposit and time deposits	5,176	-	-	5,176	-	5,176
Money market funds	6,681	-	-	6,681	6,681	-
Total cash, cash equivalents and short-term investments	$339,356	$239	$-	$339,595	$301,962	$37,633

	September 30, 2025
		Gross	Gross		Cash and
	Adjusted	Unrealized	Unrealized		Cash	Short-Term
	Cost	Gains	Losses	Fair Value	Equivalents	Investments
Cash	$76,441	$-	$-	$76,441	$76,441	$-
U.S. government securities	80,915	393	-	81,308	62,917	18,391
Certificates of deposit and time deposits	48,656	-	-	48,656	684	47,972
Money market funds	45,532	-	-	45,532	45,532	-
Total cash, cash equivalents and short-term investments	$251,544	$393	$-	$251,937	$185,574	$66,363

As of June 30, 2026, all of our short-term investments had contractual maturity dates within one year.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2026 AND 2025

(Dollars in thousands, except number of shares and per-share amounts)

NOTE 4: Accounts Receivable

Accounts receivable as of June 30, 2026 and September 30, 2025 are as follows:

	As of June 30,	As of September 30,
	2026	2025
Accounts receivable, gross	$1,947	$1,919
Allowance for credit loss	(1,025)	(139)
Accounts receivable, net	$922	$1,780

As of June 30, 2026, the allowance for doubtful accounts was $1,025, compared to $139 as of September 30, 2025.

Activity in the allowance for credit losses was as follows:

	Nine months ended	Nine months ended
	June 30,	June 30,
	2026	2025
Beginning Balance	$139	$197
Provision for (reversal of) expected credit losses	886	(111)
Write-offs charged against allowance	-	-
Ending Balance	$1,025	$86

NOTE 5: Inventory

Inventory as of June 30, 2026 and September 30, 2025 are as follows:

	June 30,	September 30,
	2026	2025
Raw materials	$2,269	$811
Finished goods	446	313
Total inventories	$2,715	$1,124

Finished goods inventory includes products-in-transit to fulfill customer orders and robotic products available for sale. We regularly evaluate inventory for excess, obsolescence, or declines in net realizable value below cost, considering factors such as aging, historical sales trends, customer demand, and technological changes. As of June 30, 2026 and September 30, 2025, the allowance for inventory obsolescence and slow-moving inventory was $41 and nil, respectively. During the three and nine months ended June 30, 2026 and 2025, we recorded no material inventory write-downs.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2026 AND 2025

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

Property and equipment, as of June 30, 2026 and September 30, 2025 are as follows:

	June 30,	September 30,
	2026	2025
Furniture, fixtures & equipment	$1,723	$1,435
Equipment held for lease	820	536
Leasehold improvements	134	4
Building	19,114	2,973
Land	6,015	1,109
	27,806	6,057
Accumulated depreciation	(625)	(263)
Property and equipment, net	$27,181	$5,794

Depreciation expenses for the nine months ended June 30, 2026 and June 30, 2025 were $362 and $106, respectively. Depreciation expenses for the three months ended June 30, 2026 and June 30, 2025 were $136 and $53, respectively.

During the three months ended June 30, 2026, we completed the acquisition of a building located at 9530 S. Rainbow Blvd., Las Vegas, Nevada. The building has approximately 79,325 square feet and was acquired for a total purchase price of $21,047, which was paid in cash. The transaction closed on May 29, 2026 and was accounted for as an asset acquisition. The purchase price was allocated between land and building based on their relative fair values. The building will be depreciated on a straight-line basis over its estimated useful life once it is placed into service. As of June 30,2026, the building has not yet been placed into service.

NOTE 7: Intangible Asset

Intangible Asset, as of June 30, 2026 and September 30, 2025 are as follows:

	June 30,	September 30,
	2026	2025
Intangible asset	$11,968	$11,977
Accumulated amortization	(2,129)	(1,262)
Impairment loss	(9,468)
Intangible asset, net	$371	$10,715

Amortization expenses for the nine months ended June 30, 2026 and June 30, 2025 were $867 and $835, respectively. Amortization expenses for the three months ended June 30, 2026 and June 30, 2025 were $298 and $383, respectively.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2026 AND 2025

(Dollars in thousands, except number of shares and per-share amounts)

NOTE 7: Intangible Asset (cont.)

In January 2026, we launched a strategic transformation initiative referred to internally as “AI Across All” (“AAA”), under which we are transitioning our operations, software platforms, and technology infrastructure to an AI-native architecture. As part of this initiative, we undertook a comprehensive redevelopment and modernization of our existing internal-use software assets. We evaluated the impact of this transformation on the expected future economic benefits associated with certain software-related intangible assets. Based on the accelerated deployment of our next-generation AI-native systems, we determined that our existing software platforms would have no future economic benefit upon completion of the transition to the AI-native environment. By June 30, 2026, we completed the transition, redevelopment, and deployment of substantially all affected software platforms, with those legacy platforms being fully replaced by AI-native systems. As a result of the transition, we determined that the legacy platforms had no future service potential and were no longer recoverable, and we recognized impairment of long-lived assets of $9,468 related to these affected assets during the three months ended June 30, 2026.

Estimated amortization expense related to existing finite-lived intangible assets for each of the next five years is as follows:

Fiscal Year	Estimated Amortization Expense
Remainder of 2026 (July 1, 2026 – September 30, 2026)	$10
FY2027	$39
FY2028	$39
FY2029	$39
FY2030	$39
Total	$166

NOTE 8: Warrants

The following table summarizes warrants outstanding as of June 30, 2026 and September 30, 2025:

Instrument	Classification	Exercise Price	Expiration	June 30, 2026	September 30, 2025
Representative’s Warrants	Equity	$6.00	Nov-28	105,000	105,000
Public Offering Warrants	Liability	$1.35	Sep-29	411,111	3,013,408
Placement Agent Warrants	Mezzanine equity	$1.69	Aug-29	82,389	616,139
Common Inducement Warrants	Liability	$4.00	Feb-30	1,349,898	2,699,797
Placement Agent Inducement Warrants	Mezzanine equity	$5.00	Mar-30	188,986	188,986
Total warrants outstanding				2,137,384	6,623,330

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2026 AND 2025

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

The following table presents the changes in the liability-classified warrants outstanding.

	Public Offering Warrants	Common Inducement Warrants	Total
Warrants outstanding as of September 30, 2024	15,555,557	—	15,555,557
Issuance	—	2,699,797	2,699,797
Exercises	(12,542,149)	—	(12,542,149)
Warrants outstanding as of September 30, 2025	3,013,408	2,699,797	5,713,205
Exercises	(2,602,297)	(1,349,899)	(3,952,196)
Warrants outstanding as of June 30, 2026	411,111	1,349,898	1,761,009

Both the Public Offering Warrants and the Common Inducement Warrants are included within Level III of the fair value hierarchy. We use a Black-Scholes option pricing model to determine the fair value of our liability-classified warrants. The valuation incorporates both observable inputs, including our stock price and risk-free interest rates, and significant unobservable inputs, including expected stock price volatility. The expected volatility is based on a combination of the implied volatility of our publicly traded common stock and the historical volatility of comparable publicly traded companies with similar expected terms, while the expected term is generally based on the contractual term of the warrants as they are immediately exercisable. The dividend yield is assumed to be zero, consistent with our historical practice on our Class B common stock. Changes in significant unobservable inputs, particularly expected volatility, could result in a significantly higher or lower fair value measurement.

Key assumptions utilized in the issuance-date valuation of the Public Offering Warrants and Common Inducement Warrants are summarized in the table below:

	Public Offering Warrants	Common Inducement Warrants
Stock price	$1.27	$3.01
Exercise price	$1.35	$4.00
Expected term (in years)	5.00	5.00
Volatility	73.6%	75.2%
Risk-free interest rate	3.62%	4.29%

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2026 AND 2025

(Dollars in thousands, except number of shares and per-share amounts)

NOTE 8: Warrants (cont.)

The following table presents the change in the liability balance associated with the liability-classified warrants. Changes in the fair value of the liability-classified warrants are included within other income (loss) on the consolidated statements of operations.

	Public Offering Warrants	Common Inducement Warrants	Total
Balance as of September 30, 2024	$6,940	$—	$6,940
Issuance	—	4,758	4,758
Exercises	(26,585)	—	(26,585)
Change in fair value	30,648	3,524	34,172
Balance as of September 30, 2025	11,003	8,282	19,285
Exercises	(12,849)	(3,483)	(16,332)
Change in fair value	2,477	(3,029)	(552)
Balance as of June 30, 2026	$631	$1,770	$2,401

Key assumptions utilized in the valuation of the liability-classified warrants as of the balance sheet dates are summarized in the table below:

	June 30, 2026	September 30, 2025
Stock price	$2.11	$4.29
Exercise price	$1.35 – 4.00	$1.35 – 4.00
Expected term (in years)	3.18 – 3.61	3.93 – 4.36
Volatility	100.0 – 108.9%	95.1 – 100.8%
Risk-free interest rate	4.11 – 4.12%	3.64 – 3.66%

Mezzanine Equity Classified Warrants

In September 2024, in connection with a registered public offering, we issued warrants to placement agents (the “Placement Agent Warrants”) with an exercise price of $1.69 per share. In connection with the inducement transaction on February 10, 2025, we issued inducement warrants to certain placement agents with an exercise price of $5.00 (the “Placement Agent Inducement Warrants,” and together with the Placement Agent Warrants, the “Mezzanine Equity Warrants”). The Placement Agent Warrants were issued on September 3, 2024, and the Placement Agent Inducement Warrants were issued on March 12, 2025. Both were issued in exchange for placement agent services and are accounted for as share-based payment awards. Due to certain settlement features that are not solely within the Company’s control, including a change in control or similar corporate events, the Mezzanine Equity Warrants are classified within mezzanine equity. The warrants were recorded at their issuance-date fair value. As of June 30, 2026 and September 30, 2025, the warrants were not currently redeemable and, therefore, the Company did not adjust the carrying amounts to redemption value. The warrants are exercisable into shares of Class B common stock.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2026 AND 2025

(Dollars in thousands, except number of shares and per-share amounts)

NOTE 8: Warrants (cont.)

The following table presents the changes in the Mezzanine Equity Warrants.

	Placement Agent Warrants	Placement Agent Inducement Warrants	Total
Warrants outstanding as of September 30, 2024	1,088,889	—	1,088,889
Issuance	—	188,986	188,986
Exercises	(472,750)	—	(472,750)
Warrants outstanding as of September 30, 2025	616,139	188,986	805,125
Exercises	(533,750)	—	(533,750)
Warrants outstanding as of June 30, 2026	82,389	188,986	271,375

Key assumptions utilized in the issuance-date valuation of the Placement Agent Warrants and Placement Agent Inducement Warrants are summarized in the table below:

	Placement Agent Warrants	Placement Agent Inducement Warrants
Stock price	$1.27	$1.98
Exercise price	$1.69	$5.00
Expected term (in years)	5.00	4.95
Volatility	73.6%	82.7%
Risk-free interest rate	3.62%	3.92%

The following table summarizes activity in mezzanine equity:

	Placement Agent Warrants	Placement Agent Inducement Warrants	Total
Balance as of September 30, 2024	$786	$—	$786
Issuance	—	189	189
Exercises	(341)	—	(341)
Remeasurement	—	—	—
Balance as of September 30, 2025	445	189	634
Exercises	(385)	—	(385)
Remeasurement	—	—	—
Balance as of June 30, 2026	$60	$189	$249

Because the Placement Agent Warrants and Placement Agent Inducement Warrants were not currently redeemable as of June 30, 2026 or September 30, 2025, no redemption value adjustment was recorded during the nine months ended June 30, 2026 or the year ended September 30, 2025.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2026 AND 2025

(Dollars in thousands, except number of shares and per-share amounts)

NOTE 8: Warrants (cont.)

Equity Classified Warrants

In connection with our initial public offering in November 2023, we issued warrants with an exercise price of $6.00 per share to the representative of the offering to purchase shares of our common stock (the “Representative’s Warrants”). The Representative’s Warrants were issued as consideration for underwriting services and are accounted for as share-based payment awards. The Representative’s Warrants do not contain any cash settlement or redemption features outside the Company’s control, and are classified in permanent equity. The Representative’s Warrants issued at our initial public offering remained outstanding as of both June 30, 2026 and September 30, 2025, with no issuances, exercises, forfeitures, or expirations during the period from September 30, 2024 through June 30, 2026.

NOTE 9: Stockholders’ Equity

We had 100,000,000 shares of class A common stock authorized as of June 30, 2026 and September 30, 2025, with a par value of $0.0001 per share. 39,934,846 shares of class A common stock issued and outstanding as of June 30, 2026 and September 30, 2025. We had 1,000,000,000 and 200,000,000 shares of class B common stock authorized as of June 30, 2026 and September 30, 2025, respectively, (the authorized shares were increased from 200,000,000 to 1,000,000,000 on November 10, 2025), with a par value of $0.0001 per share. 184,451,609 shares and 154,656,592 shares of class B common stock issued and outstanding as of June 30, 2026 and September 30, 2025, respectively.

During the nine months ended June 30, 2026, we issued an aggregate of 29,795,017 shares of Class B common stock and no shares of Class A common stock. These issuances consisted of 1,652,386 shares of Class B common stock issued as stock-based compensation to employees and contractors, 15,156,685 shares of Class B common stock sold through our at-the-market (“ATM”) offering program, for aggregate gross proceeds of $71,623, with total issuance costs of $2,559, resulting in net proceeds to the Company of $69,064, 4,485,946 shares of Class B common stock issued upon the exercise of investor warrants, and 8,500,000 shares of Class B common stock issued in a private placement. See below for additional information regarding the private placement.

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

As of June 30, 2026 and September 30, 2025, we had 815,151,667 and 45,343,408 authorized but unissued shares of Class B common stock, respectively, which are available for issuance upon the exercise of outstanding warrants and the settlement of outstanding and future equity-based awards.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2026 AND 2025

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

During the nine months ended June 30, 2026, 2,092,110 shares were granted as RSAs under the Plan. As of June 30, 2026, 6,858,048 shares remained available for future grants under the Plan.

RSA Activity

The Company grants restricted stock awards (RSAs) to employees, non-employees and directors under its equity incentive plan. Each RSA entitles the holder to one share of Class B common stock upon vesting. The fair value of each RSA is determined based on the closing market price of the Company’s common stock on the grant date.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2026 AND 2025

(Dollars in thousands, except number of shares and per-share amounts)

NOTE 9: Stockholders’ Equity (cont.)

The following table summarizes the activity of unvested RSAs for the nine months ended June 30, 2026 and 2025:

	Nine months ended		Nine months ended
	June 30, 2026		June 30, 2025
	Number of Shares	Weighted-Average Grant-Date Fair Value per Share	Number of Shares	Weighted-Average Grant-Date Fair Value per Share
Unvested at beginning of period	-	-	-	-
Granted	2,092,110	4.38	939,672	0.92
Vested	2,049,110	4.39	939,672	0.92
Forfeited	-	-	-	-
Unvested at end of period	43,000	3.73	-	0.92

As of June, 30 2026, total unrecognized stock-based compensation cost related to unvested RSAs was approximately $160, which is expected to be recognized over the remaining vesting period through December 2026.

For RSAs that vest immediately (grant date equals vesting date), compensation cost is recognized in full on the grant date. For RSAs with service-based vesting conditions, compensation cost is recognized on a straight-line basis over the vesting period. Forfeitures are accounted for as they occur.

The following table presents the allocation of stock-based compensation expense by line item in the condensed consolidated statements of operations:

	Nine months ended		Three months ended
	June 30,		June 30,
	2026	2025	2026	2025
Research and development	$654	$304	$72	$54
Sales and marketing	2,907	349	9	75
General and administrative	5,445	2,776	341	222
Total	$9,006	$3,429	$422	$351

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

On February 17, 2026 and May 17, 2026, we issued routine quarterly stock awards of 122,977 shares and 141,127 shares. We withheld 14,061 shares valued at $39 and 13,664 shares valued at $37 to cover the expected income tax effect of the grants for each issuance.

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

FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2026 AND 2025

(Dollars in thousands, except number of shares and per-share amounts)

NOTE 10: Earnings/Loss per Share

Because we reported a net loss for all periods presented, no potentially dilutive securities have been included in the computation of diluted net loss per share.

	Three months ended
	June 30,
	2026	2025
Numerators:
Net loss attributable to common stockholders	$(9,981)	$(1,650)
Denominator:
Weighted Average shares used to compute basic and diluted net loss per share	224,320,751	119,585,747
Basic and diluted net loss per share	$(0.04)	$(0.01)

	Nine Months Ended
	June 30,
	2026	2025
Numerators:
Net loss attributable to common stockholders	$(20,402)	$(31,749)
Denominator:
Weighted Average shares used to compute basic and diluted net loss per share	217,342,358	110,225,078
Basic and diluted net loss per share	$(0.09)	$(0.29)

The following potential common stock outstanding were excluded from the computation of diluted net loss per share because including them would have been anti-dilutive:

	June 30, 2026	September 30, 2025
Warrants to purchase Class B common stock	2,137,384	6,623,330
Unvested RSAs	43,000	-

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2026 AND 2025

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

Based upon the level of historical losses and projections for future taxable losses over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that we will not realize the benefits of these deductible differences. Accordingly, we have maintained a full valuation allowance against its net deferred tax assets as of June 30, 2026. As a result of the full valuation allowance, no material income tax benefit was recognized in the consolidated statements of operations, and no net deferred tax asset or liability recorded on the consolidated balance sheets for the three and nine months ended June 30, 2026 and 2025.

The table below presents the effective income tax rate for the following periods:

	Nine Months Ended June 30,
	2026	2025
Effective Tax Rate	-	-

The Company was taxed as a corporation for federal, state and local income tax purposes for the nine months ended June 30, 2026 and 2025. The effective tax rate for the nine months periods ended June 30, 2026 and 2025 differ from the U.S. federal income tax rate of 21.0% primarily due to the full valuation allowance maintained against the Company’s deferred tax assets.

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

FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2026 AND 2025

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

On June 2, 2025, a civil action was filed against the Company and certain of our officers in the Supreme Court of the State of New York, County of Kings (Index No. 517888/2025). The complaint asserts claims for breach of contract, breach of express and implied warranties, fraud, and joint venture liability. The plaintiff seeks damages in excess of $600,000, including compensatory and punitive damages. On September 26, 2025, we filed a motion to dismiss the case. On July 16, 2026, the court entered an order denying the motion to dismiss. We believe the claims are meritless and are vigorously defending the action. Based on the current stage of litigation and consultation with outside counsel, management has concluded that a loss is not probable.

On February 2, 2026, a putative securities class action lawsuit was filed against the Company and certain of its officers in the United States District Court for the District of Nevada, captioned Luiz Gonzalez Diez v. Richtech Robotics Inc., et al., No. 2:26-cv-00231 (D. Nev.). The complaint asserts claims for alleged violations of federal securities laws related to statements made in a press release issued by the Company on January 27, 2026. The plaintiff seeks to represent a class of persons and entities who purchased or otherwise acquired Richtech’s publicly traded securities during the period from January 27, 2026 through 12:00 PM EST on January 29, 2026 and seeks unspecified damages and other relief. On May 5, 2026, the Court entered an order appointing Charles Talisman and Hudson Max Cayman as co-lead plaintiffs, approving lead plaintiffs’ selection of lead counsel, and recaptioning the case as In re Richtech Robotics Inc. Securities Litigation. Lead plaintiffs’ amended complaint is presently due to be filed on or before September 11, 2026. We dispute the allegations in the complaint and intend to defend the case vigorously. The case is at an early stage and we cannot reasonably estimate the amount of any potential financial loss or cost that could result from the lawsuit.

Subsequent to the filing of the Diez securities class action complaint, three separate putative shareholder derivative lawsuits were filed purportedly on behalf of the Company, as nominal defendant, against certain of the Company’s officers and directors, in the United States District Court for the District of Nevada: Morly Gourdet v. Zhenwu Huang, et al., Case No. 2:26-cv-01048, filed April 2, 2026; Charvi Shah v. Wayne Huang, et al., Case No. 2:26-cv-01273, filed April 24, 2026; and Kenneth Dawson v. Zhenwu Huang, et al., Case No. 2:26-cv-01466, filed May 13, 2026 (collectively, the “Derivative Actions”). The Derivative Actions are based on substantially similar factual allegations as the Diez securities class action complaint and assert claims, among others, for breach of fiduciary duties and/or contribution. The Derivative Actions seek to recover, on behalf of the Company, unspecified damages, corporate governance reforms, costs, attorneys’ fees, and expenses. On July 15, 2026, the parties filed a stipulation to consolidate the Derivative Actions, which is pending. The Derivative Actions are in their early procedural stages, and no responsive pleadings have been filed. The director and officer defendants deny all allegations of liability and intend to defend the Derivative Actions vigorously. Given the preliminary stage of the Derivative Actions and the inherent uncertainties of litigation, we cannot determine with certainty the outcome of these cases at this time.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2026 AND 2025

(Dollars in thousands, except number of shares and per-share amounts)

NOTE 12: Commitments and Contingencies (cont.)

Lease

We lease office facilities and retail space under noncancelable operating lease agreements. Following the purchase of the new corporate headquarters in April 2025, the existing facilities at 4175 Cameron St, Las Vegas, Nevada, continue to be leased and are now utilized for dedicated Research and Development (“R&D”) laboratory space and overflow administrative support. During April 2026, we entered into an agreement to early terminate the lease for approximately 1,909 square feet of space located at 4175 Cameron Street, Suite A1. The lease, which was originally scheduled to expire on August 31, 2027, was terminated effective April 30, 2026. In connection with the early termination, we derecognized approximately $97 of operating lease right-of-use assets and approximately $104 of operating lease liabilities and recognized a lease termination fee of approximately $11. We closed our second office space in Austin, Texas, in April 2024. The total operating lease liabilities primarily relate to the Cameron Street R&D facility, the Clouffee & Tea retail space (Town Square Las Vegas) and Bingo Street Coffee (San Francisco).

For the three and nine months ended June 30, 2026, we recognized operating lease expense of approximately $ 82 and $ 280, respectively. Cash paid for amounts included in the measurement of operating lease liabilities was approximately $ 71 and $ 233 for the three and nine months ended June 30, 2026, respectively. As of June 30, 2026, our operating lease liabilities were measured using a weighted average remaining lease term of approximately 2.6 years and a weighted average discount rate of approximately 4.8%.

The components of leases and lease costs are as follows (in thousands):

	As of	As of
	June 30,	September 30,
Operating leases	2026	2025
Operating lease right-of use assets	$615	$731
Operating lease liabilities, current portion	$310	$301
Operating lease liabilities, non-current portion	319	429
Total operating lease liabilities	$629	$730

Future minimum lease payments under these leases as of June 30, 2026, are approximately as follows:

Fiscal Year	Amount
2026	$82
2027	317
2028	122
2029	115
2030	32
Total future minimum lease payments	668
Less: present value adjustment	39
Total lease liabilities	$629

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2026 AND 2025

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

Key Business Highlights for the Third Quarter of Fiscal Year 2026

Strategic and Operational Milestones

●	RaaS Contract Acceleration: Successfully expanded our Robots-as-a-Service (RaaS) footprint, demonstrating continued market adoption of our recurring revenue model. This growth validates our long-term strategy to shift away from one-time hardware sales toward a high-quality, predictable revenue base.

●	Continued Investment in Research and Development: During the third quarter of fiscal year 2026, we continued to invest in research and development focused on artificial intelligence, system autonomy, and intelligent human-machine interaction across our robotic platforms. As a member of the NVIDIA Connect program, we have continued to utilize NVIDIA-based AI computing platforms and robotics software frameworks to enhance real-time perception, decision-making, and on-device autonomy.

These efforts are intended to enhance product functionality and support scalable commercial deployment across multiple industry verticals.

●	Expansion of Hospitality Management Operations (AlphaMax): Advanced the strategic rollout of our proprietary hospitality concepts by commencing development of a new Clouffee and Tea location in the San Francisco Financial District. Site preparation and operational workflows are currently in progress, with the location having commenced operations in August 2026, prior to the filing of this Quarterly Report.

Financial Milestones

●	Despite higher operating expenses from strategic investments, we achieved year-over-year improvement in net loss for the nine months ended June 30, 2026. Consolidated net loss narrowed to $20.4 million, a 35.8% reduction from $31.8 million in the prior-year period. This improvement was primarily driven by $9.8 million in investment income, compared to $1.1 million in the prior-year period, as well as a non-cash gain of $0.6 million from the change in fair value of warrant liabilities, compared to a non-cash loss of $22.1 million in the prior-year period.

●	During the nine months ended June 30, 2026, we achieved significant progress in strengthening our financial position and advancing our strategic objectives. Total stockholders’ equity increased by $118.2 million, or approximately 47.1%, to $369.0 million from $250.8 million at September 30, 2025, reflecting the successful execution of our capital-raising initiatives. Our cash and cash equivalents grew to $302.0 million, up from $185.6 million at the beginning of the fiscal year, positioning us with strong liquidity to fund ongoing operations and future growth investments. Total liabilities decreased substantially from $22.2 million to $4.1 million, driven by a significant reduction in warrant liabilities, which further strengthened our balance sheet. We also invested $21.7 million in property and equipment during the period, including the acquisition of a facility in Las Vegas, Nevada, to support our long-term operational scalability. These improvements collectively reflect our continued progress in building a solid financial foundation to drive sustainable growth.

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

Results of Operations

Comparison of the nine and three months ended June 30, 2026 and 2025

The following table summarizes our results of operations (in thousands) for the nine and the three months ended June 30, 2026 and 2025, together with the dollar change in those items from period to period:

	Nine months ended June 30,			Three months ended June 30,
	2026	2025	Change	2026	2025	Change
Revenue	$3,945	$3,601	$344	$1,373	$1,177	$196
Cost of revenue	2,448	1,991	457	571	746	(175)
Gross profit	1,497	1,610	(113)	802	431	371

Operating expenses:
Research and development	3,144	1,337	1,807	950	533	417
Sales and marketing	4,011	903	3,108	602	288	314
General and administrative	15,546	10,180	5,366	3,049	1,409	1,640
Impairment of long-lived assets	9,468	-	9,468	9,468	-	9,468
Total operating expenses	32,169	12,420	19,749	14,069	2,230	11,839
Loss from operations	(30,672)	(10,810)	(19,862)	(13,267)	(1,799)	(11,468)
Non-operating income(expense):
Investment Income	9,848	1,143	8,705	3,111	423	2,688
Gain (loss) from change in fair value of warrant liability	552	(22,123)	22,675	177	(286)	463
Loss on disposition of subsidiary	(132)	-	(132)	-	-	-
Interest expenses, net	(6)	(28)	22	(2)	(19)	17
Total other expenses	10,262	(21,008)	31,270	3,286	118	3,168
Loss before income tax expense	(20,410)	(31,818)	11,408	(9,981)	(1,681)	(8,300)
Income tax benefit/(expense)	-	(9)	9	-	(9)	9
Net loss	(20,410)	(31,827)	11,417	(9,981)	(1,690)	(8,291)
Less: Net loss Attributable to Non-Controlling Interest	(8)	(78)	70	-	(40)	40
Net loss attributable to Richtech	$(20,402)	$(31,749)	$11,347	$(9,981)	(1,650)	$(8,331)

Revenue

	Nine months ended June 30,			Three months ended June 30,
	2026	2025	Change	2026	2025	Changes
Revenues
Product sales	$861	$1,569	$(708)	$264	$156	$108
Event services	1,516	1,143	373	627	719	(92)
RaaS	1,084	375	709	394	130	264
Others	484	514	(30)	88	172	(84)
Total revenues	$3,945	$3,601	$344	$1,373	$1,177	$196

For the nine months ended June 30, 2026, net revenue increased by $0.3 million, or approximately 9.6%, to $3.9 million, compared to $3.6 million for the same period in 2025.

For the three months ended June 30, 2026, net revenue increased by $0.2 million, or approximately 16.7%, to $1.4 million, compared to $1.2 million for the same period in 2025.

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

Product Sales Revenue: Product revenue decreased for both periods, reflecting our strategic shift towards increased RaaS:

●	For the nine months ended June 30, 2026, product revenue decreased by $0.7 million, or approximately 45.1%, to $0.9 million, compared to $1.5 million in 2025.

●	For the three months ended June 30, 2026, product revenue increased by $0.1 million, or approximately 69.2%, to $0.3 million, compared to $0.2 million in 2025.

Event Services Revenue: Event Services revenue increased for the nine months ended June 30, 2026, driven by higher customer activity, while revenue for the three-month period declined modestly, reflecting the timing of event scheduling rather than a change in underlying demand:

●	For the nine months ended June 30, 2026, event services revenue increased by $0.4 million, or approximately 32.6%, to $1.5 million, compared to $1.1 million in 2025.

●	For the three months ended June 30, 2026, event services revenue decreased by $0.1 million, or approximately 12.8%, to $0.6 million, compared to $0.7 million in 2025.

RaaS Revenue: RaaS revenue showed a notable increase over the nine-month period, demonstrating the growing adoption of our RaaS model:

●	For the nine months ended June 30, 2026, RaaS revenue increased by $0.7 million, or approximately 189.1%, to $1.1 million, compared to $0.4 million in 2025.

●	For the three months ended June 30, 2026, RaaS revenue increased by $0.3 million, or approximately 203.1%, to $0.4 million, compared to $0.1 million in 2025.

Cost of Revenue, net

Cost of revenue, net, increased for both the nine and three months ended June 30, 2026:

For the nine months ended June 30, 2026, cost of revenue, net, increased by $0.5 million, or approximately 23.0%, to $2.5 million, compared to $2.0 million for the same period in 2025.

For the three months ended June 30, 2026, cost of revenue, net, decreased by $0.1 million, or approximately 23.5%, to $0.6 million, compared to $0.7 million for the same period in 2025.

The overall variance reflects the structural shift in our revenue mix toward recurring service-based models. The increase in cost of revenue for the nine-month period was primarily driven by higher deployment activities, expanded logistics and installation efforts, and increased depreciation associated with our growing base of robotic equipment under active RaaS and Event Services contracts. These cost increases are directly correlated with the revenue growth in these recurring service lines. For the three-month period ended June 30, 2026, the decline in cost of revenue was primarily attributable to our strategic shift toward increased leasing arrangements, where the cost associated with the robots is recognized differently over the lease term rather than as an immediate cost of goods sold upon an outright sale. The quarter-over-quarter fluctuation reflects the variability in the timing of deployments and customer demand across periods.

Gross Profit

Gross profit experienced mixed trends for the nine and three months ended June 30, 2026:

For the nine months ended June 30, 2026, gross profit decreased by $0.1 million, or approximately 7.0%, to $1.5 million, compared to $1.6 million for the same period in 2025. Gross margin decreased to approximately 37.9% for the nine months ended June 30, 2026, compared to approximately 44.7% for the same period in 2025.

For the three months ended June 30, 2026, gross profit increased by $0.4 million, or approximately 86.1%, to $0.8 million, compared to $0.4 million for the same period in 2025. Gross margin improved to approximately 58.4% for the three months ended June 30, 2026, compared to approximately 36.6% for the same period in 2025.

The decrease in gross profit for the nine-month period was primarily driven by a $0.5 million increase in cost of revenue, which outpaced the $0.3 million increase in revenue. The decline in gross margin primarily reflected higher costs associated with the expansion of our operations and service capabilities as we continued to invest in the resources, infrastructure, and operational support needed to accommodate future growth. These investments are expected to strengthen our capacity to support greater business volumes and the continued expansion of our service offerings.

The improvement for the three-month period was primarily driven by a $0.2 million increase in revenue, combined with a $0.2 million decrease in cost of revenue. Gross margin improved significantly, largely attributable to the growing revenue contribution from our RaaS and event services categories, which benefited from improved operational efficiency and better cost absorption as volumes increased during the quarter. The higher revenue base enabled these service lines to absorb fixed costs more effectively, resulting in improved margin performance. This improvement reflects the positive impact of our ongoing efforts to enhance cost efficiency across our service operations.

Research and development expenses

Research and development expenses increased for both the nine months and three months ended June 30, 2026:

For the nine months ended June 30, 2026, research and development expenses increased by $1.8 million, or approximately 135.2%, to $3.1 million, compared to $1.3 million for the same period in 2025.

For the three months ended June 30, 2026, research and development expenses increased by $0.4 million, or approximately 78.2%, to $0.9 million, compared to $0.5 million for the same period in 2025.

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

Sales and Marketing Expenses

Sales and marketing expenses increased for both the nine and three months ended June 30, 2026:

For the nine months ended June 30, 2026, sales and marketing expenses increased by $3.1 million, or approximately 344.2%, to $4.0 million, compared to $0.9 million for the same period in 2025. The increase was primarily attributable to two factors: (i) higher non-cash stock-based compensation expense, which included a significant one-time equity incentive award granted to employees and management within our sales and marketing organization during the first quarter of fiscal 2026, and (ii) increased spending on industry trade shows and events to promote our sales and enhance brand visibility. The equity award was designed to recognize performance achievements and support key talent retention within the commercial team. As stock-based compensation is a non-cash item, this component of the increase did not impact our operating cash flows for the nine-month period. Excluding the impact of the one-time equity award and the incremental trade show and event-related investments, the remaining increase in sales and marketing expenses for the nine-month period was largely in line with our normal operating cost structure, reflecting disciplined spending across other expense categories. The one-time equity award was recorded entirely in the first quarter and did not recur in the second and third quarter; accordingly, it affected the year-to-date comparison but not the three-month comparative period discussed below.

For the three months ended June 30, 2026, sales and marketing expenses increased by $0.3 million, or approximately 109.0%, to $0.6 million, compared to $0.3 million for the same period in 2025. The increase was primarily driven by continued investments in industry trade shows and events to enhance brand visibility and generate new business opportunities. This increase is consistent with our strategic focus on expanding market presence and driving revenue growth through targeted marketing initiatives.

We are continuously evaluating the effectiveness of our sales and marketing investments to ensure they align with our strategic objectives and drive sustainable revenue growth.

General and Administrative Expenses

General and administrative expenses increased for both the nine and three months ended June 30, 2026:

For the nine months ended June 30, 2026, general and administrative expenses increased by $5.4 million, or approximately 52.7%, to $15.5 million, compared to $10.1 million for the same period in 2025. The increase was primarily attributable to three factors: (i) higher non-cash stock-based compensation expense, which included a significant one-time equity incentive award granted to employees and management during the first quarter of fiscal year 2026; (ii) an approximately $0.9 million provision for expected credit losses, primarily associated with a limited number of past-due customer receivables. The one-time equity award was designed to recognize performance achievements and support key talent retention. As stock-based compensation, accelerated amortization, and the provision for expected credit losses are non-cash items, these increases did not impact our operating cash flows for the nine-month period. Excluding these impacts, the remaining increase in G&A for the nine-month period was largely in line with our normal operating cost structure, reflecting disciplined spending across other expense categories. The one-time equity award was recorded entirely in the first quarter and did not recur in the second and third quarters; accordingly, it affected the year-to-date comparison but not the three-month comparative period discussed below.

For the three months ended June 30, 2026, general and administrative expenses increased by $1.6 million, or approximately 116.4%, to $3.0 million, compared to $1.4 million for the same period in 2025. The increase was primarily attributable to expanded facility operations and enhanced infrastructure to support our growing business, including higher utilities and building maintenance costs, increased information technology and software expenses, and a strategic decision to optimize our facility footprint.

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

Impairment of long-lived assets

In January 2026, we launched a strategic transformation initiative referred to internally as “AI Across All” (“AAA”), under which we are transitioning our operations, software platforms, and technology infrastructure to an AI-native architecture. As part of this initiative, we undertook a comprehensive redevelopment and modernization of our existing software assets. We evaluated the impact of this transformation on the expected future economic benefits associated with certain software-related intangible assets. Based on the accelerated deployment of our next-generation AI-native systems, we determined that the remaining useful lives of certain existing software platforms have been significantly shortened. We completed the transition, redevelopment, and deployment of substantially all affected software platforms by June 30, 2026. Accordingly, we concluded that the remaining carrying value of such software-related intangible assets will no longer provide future economic benefit beyond June 30, 2026. As a result, we fully impaired the remaining carrying value of $9.5 million for these assets during the three months ended June 30, 2026. This impairment was a non-cash charge and did not impact our operating cash flows.

Investment Income

Investment income increased substantially for both the nine and three months ended June 30, 2026.

For the nine months ended June 30, 2026, investment income increased by $8.7 million to $9.8 million, compared to $1.1 million for the same period in 2025.

For the three months ended June 30, 2026, investment income increased by $2.7 million to $3.1 million, compared to $0.4 million for the same period in 2025.

These increases are primarily attributable to higher average invested cash balances and higher interest rates on our cash balances.

Gain (Loss) from Change in Fair Value of Warrant Liabilities

For the nine months ended June 30, 2026, we recognized a gain of $0.6 million from the change in fair value of warrant liabilities, compared to a loss of $22.1 million in the same period of the prior year. The favorable variance of $22.7 million was primarily driven by a decrease in the fair value of the underlying warrants during the current period. The change in fair value is a non-cash item and does not impact our operating cash flows.

For the three months ended June 30, 2026, we recognized a gain of $0.2 million from the change in fair value of warrant liabilities, compared to a loss of $0.3 million in the same period of the prior year. The favorable variance of $0.5 million was primarily attributable to changes in the Company’s stock price. This non-cash gain did not affect our operating cash flows for the period.

Liquidity and Capital Resources

Our primary sources of liquidity are cash and cash equivalents and short-term investments, which consist of cash on hand and highly liquid short-term investments. As of June 30, 2026, our cash and cash equivalents and short-term investments totaled $339.6 million, representing an increase of $87.7 million from $251.9 million at September 30, 2025. This increase was primarily driven by net proceeds of $105.0 million received from the issuance of new shares. These proceeds significantly strengthened our balance sheet and enhanced our financial flexibility to invest in growth initiatives, including expanding our research and development team and purchasing property and equipment to support our growing operations. The increase was partially offset by cash used in operating activities, primarily attributable to our net loss and investments in working capital.

	Nine months ended
	June 30,
	2026	2025	Change
Net Cash provided by (used in):
Operating activities	$(3,568)	$(5,409)	$1,841
Investing activities	6,968	(41,741)	48,709
Financing Activities	112,988	65,477	47,511
Net increase (decrease) in cash	$116,388	$18,327	$98,061

Operating Activities

Net cash used in operating activities was $3.6 million for the nine months ended June 30, 2026, compared to $5.4 million for the same period in 2025. The $1.8 million improvement in operating cash flow was primarily attributable to a reduced net loss of $20.4 million in the current period, compared to a net loss of $31.8 million in the prior-year period, partially offset by changes in working capital.

Non-cash adjustments to reconcile net loss to net cash used in operating activities for the current period mainly included stock-based compensation of $9.0 million, allowance for credit loss of $0.9 million, depreciation and amortization of $1.2 million, impairment of long-lived assets of $9.5m, a $0.1 million loss on disposition of a subsidiary, and a $0.6 million gain from the change in fair value of warrant liabilities, compared to a $22.1 million loss in the prior-year period. The net amount of these adjustments positively contributed to the year-over-year improvement in operating cash flow.

Changes in net operating assets and liabilities resulted in a net outflow of approximately $3.4 million for the current period, primarily driven by an increase in inventory of $1.1 million, an increase in prepaid expenses and other current assets of $1.1 million, and a decrease in accrued expenses and other payables of $1.2 million, partially offset by an increase in deferred revenue of $0.1 million and other changes in operating assets and liabilities. In the prior-year period, changes in net operating assets and liabilities resulted in a net outflow of approximately $0.2 million.

Investing Activities

Net cash provided by investing activities was $7.0 million for the nine months ended June 30, 2026, compared to net cash used in investing activities of $41.7 million for the same period in 2025. The $48.7 million favorable variance was primarily driven by $96.8 million in proceeds from maturities and sales of short-term investments, partially offset by $21.7 million in purchases of property and equipment and $68.3 million in purchases of short-term investments. In the prior-year period, cash used in investing activities was primarily attributable to $36.7 million in purchases of short-term investments, $4.8 million in purchases of property and equipment, and $0.1 million in purchases of long-term investments.

Financing Activities

Net cash provided by financing activities totaled $113.0 million for the nine months ended June 30, 2026, compared to $65.5 million for the same period in 2025. The increase was primarily due to $110.3 million in proceeds from the issuance of ordinary shares and $9.8 million in proceeds from warrant exercises, partially offset by $5.3 million in issuance costs of ordinary shares and $1.8 million of payments of employee tax withholdings in connection with restricted stock awards. In the prior-year period, cash provided by financing activities primarily consisted of $48.7 million in proceeds from the issuance of ordinary shares and $18.0 million in proceeds from warrant exercises, partially offset by $1.2 million in issuance costs of ordinary shares.

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

In particular, the fair value of warrant liabilities is determined using the Black-Scholes option pricing model, which requires significant assumptions, including expected volatility, expected term, risk-free interest rate, and dividend yield. The expected volatility is based on a combination of the implied volatility of our publicly traded common stock and the historical volatility of comparable publicly traded companies with similar expected terms. Changes in significant unobservable inputs, particularly expected volatility, could result in a significantly higher or lower fair value measurement, which could have a material impact on our financial statements.

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

Item 4. Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer, and Chief Financial Officer (our “Certifying Officers”), evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of June 30, 2026.

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

Based on the evaluation performed as of December 31, 2025, and notwithstanding the remediation measures implemented during the quarter as described below, our Certifying Officers have concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this Report because the material weakness had not been fully remediated.

(b) Changes in Internal Control over Financial Reporting

During the fiscal quarter ended June 30, 2026, we continued implementing remediation measures to address the material weakness previously identified in our 2025 Annual Report. These remediation measures include enhancing technical accounting resources and review procedures; strengthening controls over the evaluation and accounting for complex and non-routine transactions, including equity-linked financial instruments, derivative accounting matters, and significant estimates and judgments; improving documentation standards; implementing additional review and approval controls over financial reporting and account classifications; and providing additional training to personnel responsible for the preparation and review of financial information.

While these remediation efforts are ongoing, the material weakness cannot be considered remediated until the applicable controls have operated for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

Other than the continued implementation of the remediation activities described above, there were no changes in our internal control over financial reporting during the three months ended June 30, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

On June 2, 2025, a civil action was filed against the Company and certain of our officers in the Supreme Court of the State of New York, County of Kings (Index No. 517888/2025). The complaint asserts claims for breach of contract, breach of express and implied warranties, fraud, and joint venture liability. The plaintiff seeks damages in excess of $600,000, including compensatory and punitive damages. On September 26, 2025, we filed a motion to dismiss the case. On July 16, 2026, the court entered an order denying the motion to dismiss. We believe the claims are meritless and are vigorously defending the action. Based on the current stage of litigation and consultation with outside counsel, management has concluded that a loss is not probable.

On February 2, 2026, a putative securities class action lawsuit was filed against the Company and certain of its officers in the United States District Court for the District of Nevada, captioned Luiz Gonzalez Diez v. Richtech Robotics Inc., et al., No. 2:26-cv-00231 (D. Nev.). The complaint asserts claims for alleged violations of federal securities laws related to statements made in a press release issued by the Company on January 27, 2026. The plaintiff seeks to represent a class of persons and entities who purchased or otherwise acquired Richtech’s publicly traded securities during the period from January 27, 2026 through 12:00 PM EST on January 29, 2026 and seeks unspecified damages and other relief. On May 5, 2026, the Court entered an order appointing Charles Talisman and Hudson Max Cayman as co-lead plaintiffs, approving lead plaintiffs’ selection of lead counsel, and recaptioning the case as In re Richtech Robotics Inc. Securities Litigation. Lead plaintiffs’ amended complaint is presently due to be filed on or before September 11, 2026. We dispute the allegations in the complaint and intend to defend the case vigorously. The case is at an early stage and we cannot reasonably estimate the amount of any potential financial loss or cost that could result from the lawsuit.

Subsequent to the filing of the Diez securities class action complaint, three separate putative shareholder derivative lawsuits were filed purportedly on behalf of the Company, as nominal defendant, against certain of the Company’s officers and directors, in the United States District Court for the District of Nevada: Morly Gourdet v. Zhenwu Huang, et al., Case No. 2:26-cv-01048, filed April 2, 2026; Charvi Shah v. Wayne Huang, et al., Case No. 2:26-cv-01273, filed April 24, 2026; and Kenneth Dawson v. Zhenwu Huang, et al., Case No. 2:26-cv-01466, filed May 13, 2026 (collectively, the “Derivative Actions”). The Derivative Actions are based on substantially similar factual allegations as the Diez securities class action complaint and assert claims, among others, for breach of fiduciary duties and/or contribution. The Derivative Actions seek to recover, on behalf of the Company, unspecified damages, corporate governance reforms, costs, attorneys’ fees, and expenses. On July 15, 2026, the parties filed a stipulation to consolidate the Derivative Actions, which is pending. The Derivative Actions are in their early procedural stages, and no responsive pleadings have been filed. The director and officer defendants deny all allegations of liability and intend to defend the Derivative Actions vigorously. Given the preliminary stage of the Derivative Actions and the inherent uncertainties of litigation, we cannot determine with certainty the outcome of these cases at this time.

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

Other Information

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Report.

No.	Description of Exhibit
10.1	Purchase and Sale Agreement, dated April 1, 2026, by and between the Company and PSFI EBS Rainbow LLC.
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

**	Furnished.

#	Certain portions of this exhibit have been omitted because the omitted information is (i) not material and (ii) would likely cause competitive harm to Richtech if publicly disclosed.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RICHTECH ROBOTICS INC.

Date: August 19, 2026	By:	/s/ Zhenwu Huang
	Name:	Zhenwu Huang
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: August 19, 2026	By:	/s/ Zhenqiang Huang
	Name:	Zhenqiang Huang
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)